Form 10-Q
period 2009-05-31
Spartan Business Services Corp
filed 2009-07-14
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-156796

SPARTAN BUSINESS SERVICES CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Timber Rose Drive, Las Vegas, Nevada 89134
(Address of Principal Executive Offices)

(702) 250-4423
(Issuer’s telephone number)

None
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 10, 2009:   10,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]     No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item 4.  Control and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from inception (November 19, 2008) and six months ended May 31, 2009 are not necessarily indicative of results that may be expected for the year ending August 31, 2009.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

SPARTAN BUSINESS SERVICES CORPORATION

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Balance sheets

	(unaudited)
ASSETS	May 31, 2009	November 30, 2008

Current assets:
Cash and cash equivalents	$307	$7,600
Total current assets	307	7,600

	$307	$7,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,500	$-
Advance from shareholder	-	425
Total current liabilities	3,500	425

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	-	-
Deficit accumulated during development stage	(13,193)	(2,825)
Total stockholders' equity (deficit)	(3,193)	7,175

Total liabilities and stockholders' equity (deficit)	$307	$7,600

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statements of operations

			(Unaudited)
	(Unaudited)	(Unaudited)	November 19, 2008
	For the three	For the six	(Inception)
	months ended	months ended	through
	May 31, 2009	May 31, 2009	May 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	7,251	10,368	13,193
	7,251	10,368	13,193

(Loss) from operations	(7,251)	(10,368)	(13,193)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Loss before income taxes	(7,251)	(10,368)	(13,193)

Income tax expense	-	-	-
Net (loss)	$(7,251)	$(10,368)	$(13,193)

Basic and diluted loss per common share	$(0.001)	$(0.001)

Basic and diluted weighted average common shares outstanding	10,000,000	10,000,000

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statements of cash flows

		(Unaudited)
	(Unaudited)	November 19, 2008
	For the six	(Inception)
	months ended	through
	May 31, 2009	May 31, 2009

Operating activities:
Net loss	$(10,368)	$(13,193)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	2,500
Changes in operating assets and liabilities:
Increase in accounts payable	3,500	3,500
Net cash (used in) operating activities	(6,868)	(7,193)

Financing activities:
Advance from/ to shareholder	(425)	-
Proceeds from issuance of common stock	-	7,500
Net cash provided by (used in) financing activities	(425)	7,500

Net change in cash	(7,293)	307
Cash, beginning of period	7,600	-
Cash, ending of period	$307	$307

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500

SPARTAN BUSINESS SERVICES CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2008 audited financial statements.  The results of operations for the periods ended May 31, 2009 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is August 31.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses of approximately $13,200 from the period of November 19, 2008 (Date of Inception) to May 31, 2009 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Related party transactions

Officer’s compensation paid to president/ shareholder for the three months ended May 31, 2009, was $3,500.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On April 9, 2009 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1 wherein we registered 4,000,000 shares of our $.001 common stock in order to raise $40,000.00 as our initial capital prior to filing an application with the NASD on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through May 31, 2009. For the period from inception, November 19, 2008 through the quarter ended May 31, 2009, the registrant recognized a net loss of $13,193. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At May 31, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Spartan Business Services Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While these significant accounting policies impact the company’s financial condition and results of operations, Spartan Business Services Corporations’ views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of May 31, 2009 our internal controls over financial reporting were not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2009, our disclosure controls and procedures were not effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN BUSINESS SERVICES CORPORATION

Date: July 10, 2009

/s/ Molly Blaszczak
Molly Blaszczak
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director