Form 10-K
period 2009-08-31
Spartan Business Services Corp
filed 2009-12-21
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  [X]     No  [   ]

Revenues for year ended August 31, 2009:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 21, 2009 was:  $-0-

Number of shares of our common stock outstanding as of August 31, 2009 is: 14,000,000.

The Company’s Transfer Agent is Island Stock Transfer, 100 Second Avenue S., suite 705S, St. Petersburg, Florida 33701 Telephone (727) 289-0010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 31, 2009:   14,000,000 shares of common stock.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Spartan Business Services Corporation was incorporated in the State of Nevada on November 19, 2008.  Spartan Business Services Corporation is a development stage company with a principal business of offering general business services/consulting to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.  We offer comprehensive services tailored to the client’s desired goal and needs.  The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity.  The advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, competition analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.

Spartan Business Services Corporation is a development stage company that has not significantly commenced its planned principal operations. Spartan Business Services Corporation operations to date have been devoted primarily to start-up and development activities, which include the following:

1.            Formation of the Company;

2.            Development of the Spartan Business Services Corporation business plan;

3.            Initiated working on sales and marketing material;

4.            Conducted due diligence and identified four major classifications of market segmentation to target and adopted a focused marketing strategy.  These classifications include:

•	Individual Proprietors
•	Small Accounting and Consulting Businesses – less than 25 employees
•	Medium Accounting and Consulting Businesses
•	Large Auditing and Consulting Companies

Spartan Business Services Corporation is attempting to become operational and anticipates sales to begin approximately six months following the placement of our offering.  In order to generate revenues, Spartan Business Services Corporation must address the following areas:

1.
Finalize and implement our marketing plan:  In order to effectively market our services, the Company has adopted a focused marketing strategy that it needs to finalize and implement.  This all encompassing strategy is broken down into four major market segmentations.  While client satisfaction is paramount and an underscoring philosophy, the marketing strategy varies based on the size of the targeted client.

2.
Promoting our services as mutually beneficial: Referral relationships will be one key to our success.  One of our strategies is to offer our services to business where their clients require services that are beyond their internal manpower.  Spartan Business Services will portray a professional image and complete the services efficiently and cost effectively.  Conducting business in this manner will result in a positive reflection on our Company as well as the referring client.

3.
Constantly monitor our market: We plan to constantly monitor our targeted market segmentations and adapt to consumers needs, wants and desires.  To be successful we plan to evolve and diversify or expand our scope of services to satisfy our clients.

4.	Run our Company ethically and responsibly: Conduct our business and ourselves ethically and responsibly.

As of August 31, 2009, Spartan Business Services Corporation had one officer and one director. The Company’s officer, Molly Blaszczak, does not receive a salary.

As of August 31, 2009 Spartan Business Services Corporation had 14,000,000 shares of $0.001 par value common stock issued and outstanding.

Spartan Business Services Corporation has administrative offices located at 2200 Timber Rose Drive, Las Vegas, Nevada 89134.

Spartan Business Services Corporation fiscal year end is August 31.

EMPLOYEES

We have no full time employees.  Molly Blaszczak, our President, Chief Executive Officer and Director, she agreed to allocate a portion of her time to our activities.

ITEM 2.                      DESCRIPTION OF PROPERTY

Spartan Business Services Corporation maintains its office at 2200 Timber Rose Drive, Las Vegas, Nevada 89134. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

Spartan Business Services Corporation management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. Spartan Business Services Corporation does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.                      LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 31, 2009, there were 27 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 7.                      MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Spartan Business Services Corporation was incorporated in the State of Nevada on November 19, 2008.  Spartan Business Services Corporation is a development stage company with a principal business of offering general business services/consulting to start-up companies, small and medium business planning to expand, individuals, and other business and organizations.  The documentation we produce may be for a client’s internal use, compliance reporting or documentation supporting a business opportunity.  The advantage we have over the competition is that we offer an all-encompassing solution with emphasis on due diligence, competition analysis, strategy and implementation, market analysis and wide-ranging pro-forma financial projections.  The Company’s operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.
Results of Operation

We did not have any operating income from inception (November 19, 2008) through August 31, 2009.  For the year ended August 31, 2009, we recognized a net loss of $25,581.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At August 31, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and other expenses.

ITEM 8.                      FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

SPARTAN BUSINESS SERVICES CORPORATION

FINANCIAL STATEMENTS

AS OF AUGUST 31, 2009

Spartan Business Services Corporation
Financial Statements Table of Contents

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spartan Business Services Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Spartan Business Services Corp. (A Development Stage Company) as of August 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on November 19, 2008 through August 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Business Services Corp. (A Development Stage Company) as of August 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the period from inception on November 19, 2008 through August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss of approximately $25,000, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 16, 2009

50 S Jones Blvd, Ste 202, Las Vegas, NV 89107 (888) 727-8251 Fax (888) 782-2351

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)
Balance sheet

ASSETS	August 31, 2009

Current assets:
Cash and cash equivalents	$26,905
Prepaid expense, net	9,699
Total current assets	36,604

$36,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,712
Advance from shareholder	-
Total current liabilities	13,712

Commitments and contingencies	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 shares issued and outstanding	14,000
Additional paid-in-capital	34,473
Deficit accumulated during development stage	(25,581)
Total stockholders' equity	22,892

Total liabilities and stockholders' equity	$36,604

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statement of operations

November 19, 2008
(Inception)
through
August 31, 2009

Revenues	$-

Operating expenses
General and administrative	25,581
25,581

(Loss) from operations	(25,581)

Other income (expense)
Interest income	-
Interest expense	-
Loss before income taxes	(25,581)

Income tax expense	-
Net (loss)	$(25,581)

Basic and diluted loss per common share	$(0.002)

Basic and diluted weighted average common shares outstanding	10,720,421

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statement of cash flows

November 19, 2008
(Inception)
through
August 31, 2009

Operating activities:
Net loss	$(25,581)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of prepaid expense	301
Stock issued for services	2,500
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(10,000)
Increase in accounts payable	13,712
Net cash (used in) operating activities	(19,068)

Financing activities:
Proceeds from issuance of common stock	45,973
Net cash provided by financing activities	45,973

Net change in cash	26,905
Cash, beginning of period	-
Cash, ending of period	$26,905

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-
Income taxes	$-
Non-cash activities:
Issuance of common stock for services	$2,500

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statement of changes in stockholders' equity

						Accumulated
					Additional	Deficit during	Total
	Preferred stock		Common Stock		paid-in	Development	Shareholders'
	Shares	Amount	Shares	Amount	capital	Stage	(deficit)

Balance November 19, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued for cash on
November 25, 2008 at $0.001 per share	-	-	7,500,000	7,500	-	-	7,500

Common shares issued for service on
November 25, 2008 at $0.001 per share	-	-	2,500,000	2,500	-	-	2,500

Common shares issued relating to private placement,
at $0.01 per share, net of $1,527 of offering costs	-	-	4,000,000	4,000	34,473	-	38,473

Net (loss) from Inception through August 31, 2009	-	-	-	-	-	(25,581)	(25,581)

Balance August 31, 2009	-	$-	14,000,000	$14,000	$34,473	$(25,581)	$22,892

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business and organization
Spartan Business Services Corp. (the “Company”) was incorporated in the State of Nevada on November 19, 2008.  The Company’s principal business objective is to provide business plan writing services and general business consulting/services to start-up companies, small and medium business looking to expand, individuals, and other business and organizations.  We offer comprehensive services tailored to the client’s desired goal.  The Company’s operations have been limited to general administrative operations and are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company
The Company filed its articles of incorporation with the Nevada Secretary of State on November 19, 2008, indicating Molly Blaszczak as the incorporator.  The company filed its initial list of officers and directors with the Nevada Secretary of State on November 19, 2008, indicating it’s President as Molly Blaszczak.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net loss of approximately $32,000 from the period of November 19, 2008 (Date of Inception) through August 31, 2009 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.  The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company’s business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company’s financial statements will change as new events occur; more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Note 1.  Nature of Business and Summary of Significant Accounting Policies – continued

Summary of accounting policies

Cash and cash equivalents
Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations.

As of August 31, 2009, there was no advertising costs incurred.

Fair value of financial instruments
The Financial Accounting Standards Board’s Statement 107, “Disclosures about Fair Value of Financial Instruments”, requires the determination of fair value of the Company’s financial assets and liabilities.  The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash and advance from shareholder approximate their fair value because of their short maturities.

Income taxes
The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per common share
The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income from the period of November 19, 2008 (Date of Inception) through August 31, 2009.

Note 1.  Nature of Business and Summary of Significant Accounting Policies – continued

Summary of accounting policies –continued

Concentration of credit risk
A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

New accounting pronouncements
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB statement No. 162, SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet adopted the provisions of SFAS No. 166, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” SFAS 167 will improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest-entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company has not yet adopted the provisions of SFAS No. 167, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

Note 1.  Nature of Business and Summary of Significant Accounting Policies – continued

Summary of accounting policies –continued

New accounting pronouncements -continued
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. Statement No. 166 will require more information about transfers of financial assets, including securitization transactions. It eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This statement will be effective at the start of a company’s first fiscal year beginning after November 15, 2009 or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Company has not yet adopted the provisions of SFAS No. 166, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the second quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

Note 2. Prepaid expense

On August 21, 2009, the Company entered into a contractual agreement for professional service to be rendered over a twelve month period for the amount of $10,000.  As of August 31, 2009, no services have been received. The Company recorded the liability of $10,000 and a corresponding prepaid expense in the same amount to be amortized over the term of the agreement. For the period ended August 31, 2009, the Company amortized $301 of prepaid expense and recorded as professional fees.

Note 3. Stockholders’ deficit

The Company's articles of incorporation provide for the authorization of seventy million (70,000,000) shares of common stock and five million (5,000,000) shares of preferred stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of August 31, 2009 the Company had 14,000,000 shares of common stock issued and outstanding.  The Company has not issued any shares of preferred stock.

On November 25, 2008 the Company issued 2,500,000 shares of common stock at $0.001 par value to the Company’s president/shareholder for services provided valued at $2,500.

On November 25, 2008 the Company issued 7,500,000 shares of common stock at $0.001 par value to the Company’s president/shareholder for capital investment totaling $7,500.

The Company initiated a Private Placement in April 2009 for the sale of 4,000,000 shares of common stock to investors at $0.01 per share.  As of August 31, 2009, all subscriptions have been received from 26 investors, raising $38,473 in proceeds, net of $1,527 of offering costs.

Note 3.  Related party transactions

The Company issued 2,500,000 shares of common stock to its president/shareholder for service provided valued at $2,500.

The Company issued 7,500,000 shares of common stock to its president/shareholder for equity investment valued at $7,500.

Note 4. Income tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2009 are as follows:

Deferred tax assets:
Net operating loss	$32,280
Income tax rate	34%
10,975
Less valuation allowance	(10,975)
$-

Note 4. Income tax - continued

Through August 31, 2009, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.  During the period of November 19, 2008 (Date of Inception) through August 31, 2009, the Company determined that it was more likely than not that it would not realize its deferred tax assets and a valuation allowance was recorded.  At August 31, 2009, the Company had approximately $32,000 of federal and state net operating losses.  The net operating loss carry forwards, if not utilized will begin to expire in 2028.

Reconciliations of the U.S. federal statutory rate to the actual tax rate follows from the period of November 19, 2008 (Date of Inception) through August 31, 2009 is as follows:

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

Note 5. Property and equipment

As of August 31, 2009 the Company does not own any property and/or equipment. The Company currently is using one of the shareholders primary residences as office space. The company does not pay rent for the use of the space.

Note 6. Related party transactions

Officer’s compensation paid to president/shareholder from the period of November 19, 2008 (Date of Inception) through August 31, 2009, was $17,000.

Note 7. Subsequent Events

On December 1, 2009 Brian Blaszczak was appointed to the Board of Directors of the Company.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 6, 2009, Board of Directors of the Company dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Company's new independent registered public account firm. The Board of Directors of the Company and the Company's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered on the Company's financial statements since inception or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements from inception on November 19, 2008 through May 31, 2009 contained a going concern qualification in the Company's audited financial statements.

During the Company's most recent filing, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

On August 27, 2009, The Public Company Accounting Oversight Board ("Board" or"PCAOB") revoked the registration of Moore & Associates, Chartered on the basis of its findings concerning Moore and Associates Chartered's violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation. None of the three aforementioned three issuer clients was Spartan Business Services Corporation.

(c) Since August 6, 2009 (the date on which Seale and Beers, CPAs has been engaged as the Company’s independent registered public accounting firm) Seale and Beers CPAs has audited the Financial Statements of the Company from Inception on November 19, 2009 through May 31, 2009.

(d) During the Company's audit from Inception on November 19, 2009 through May 31, 2009, there were no disagreements with Seale and Beers, CPAs, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers, CPAs satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

ITEM 9A.                      CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2010.

ITEM 9B.       CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of August 31, 2009, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Molly Blaszczak	49	President/CEO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which she has served as such, and the business experience during at least the last five years:

Molly Blaszczak, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and Director:

Ms. Blaszczak has a background in management and marketing on a national basis.  She is currently employed by Summit Business Services Corporation; a company she co-founded in 2007.   Her duties include marketing of services and general administrative activities.  Prior work experience includes Regional Marketing Director of Oakland County Visiting Nurse Association.  Responsibilities included, marketing of nurse support to physicians, hospitals, nursing homes and individuals.  Additional responsibilities included fund raising for United Way and community education.  From 1986-1992 Ms. Blaszczak was employed by Medco, Inc.  She held various positions within the Company and in 1988 became the National Marketing Director.  Her duties included oversight of affiliate offices located across the United States.  She was responsible for business planning, marketing, and recruitment of medical personnel.  Prior to 1986, she worked in marketing in the service and personnel placement sector.

She received a Bachelor of Communications degree from Oakland University in 1986.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2008.

ITEM 11.                      EXECUTIVE COMPENSATION

The Company's officers or directors have received cash or other remuneration since inception.  Officer’s compensation paid to president/shareholder from the period of November 19, 2008 (Date of Inception) through August 31, 2009, was $17,000.  Once the Company begins to generate revenue, it is anticipated that the Company will begin paying salaries to its officers.  The amount of which will be determined by the board of directors at that time.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 10,000,000 shares of our common stock to the following persons for an equity investment and services as of December 21, 2009:

Name	Number of Total Shares	% of Shareholdings
Molly Blaszczak	10,000,000	71.43%

The address for Molly Blaszczak is 2200 Timber Rose Drive, Las Vegas, Nevada 89134.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has 75,000,000 shares authorized and 14,000,000 shares issued and outstanding as of August 31, 2009.  The issued and outstanding shares were as follows:

On November 25, 2008 the Company issued 7,500,000 shares of common stock at $0.001 par value to Molly Blaszczak, the Company’s president/ shareholder for an equity investment of $7,500.

On November 25, 2008 the Company issued 2,500,000 shares of common stock at $0.001 par value to Molly Blaszczak, the Company’s president/ shareholder for services provided valued at $2,500.

Officer’s compensation paid to president/shareholder from the period of November 19, 2008 (Date of Inception) through August 31, 2009, was $17,000.

Spartan Business Services Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended August 31, 2009, the Company incurred $8,030 in audit fees.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended August 31, 2009, the Company has not incurred any tax fees for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended August 31, 2009.

ITEM 15.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 8 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

Exhibit 31 - 302 CERTIFICATION OF CERTIFYING OFFICER
Exhibit 32 - 906 CERTIFICATION OF CERTIFYING OFFICER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                     SPARTAN BUSINESS SERVICES CORPORATION

                     By:  /s/  Molly Blaszczak
                               Molly Blaszczak
                               President, Chief Executive Officer,
                               and Director

Dated:   December 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Molly Blaszczak
       President, Chief Executive Officer,                                       Dated:   December 21, 2009
       Director