Form 10-Q
period 2009-11-30
Spartan Business Services Corp
filed 2010-03-01
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2010:   14,000,000 shares of common stock.

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

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2009) and three months ended November 30, 2009 are not necessarily indicative of results that may be expected for the year ending August 31, 2010.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

SPARTAN BUSINESS SERVICES CORPORATION

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Balance sheets

ASSETS	November 30, 2009	August 31, 2009

Current assets:
Cash and cash equivalents	$71	$26,905
Prepaid expense, net	7,178	9,699
Total current assets	7,249	36,604

	$7,249	$36,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$11,374	$13,712
Total current liabilities	11,374	13,712

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 shares issued and outstanding	14,000	14,000
Additional paid-in-capital	34,473	34,473
Deficit accumulated during development stage	(52,598)	(25,581)
Total stockholders' equity	(4,125)	22,892

Total liabilities and stockholders' equity	$7,249	$36,604

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statements of operations

		(Unaudited)
	(Unaudited)	November 19, 2008
	For the three	(Inception)
	months ended	through
	November 30, 2009	November 30, 2009

Revenues	$-	$-

Operating expenses
General and administrative	27,017	52,297
	27,017	52,297

(Loss) from operations	(27,017)	(52,297)

Other income (expense)
Interest income	-	-
Interest expense	-	-
Loss before income taxes	(27,017)	(52,297)

Income tax expense	-	-
Net (loss)	$(27,017)	$(52,297)

Basic and diluted loss per common share	$(0.002)

Basic and diluted weighted average common shares outstanding	14,000,000

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statements of cash flows

		(Unaudited)
	(Unaudited)	November 19, 2008
	For the three	(Inception)
	months ended	through
	November 30, 2009	November 30, 2009

Operating activities:
Net loss	$(27,017)	$(52,598)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of prepaid expense	2,521	2,822
Stock issued for services	-	2,500
Changes in operating assets and liabilities:
(Increase in prepaid expense	-	(10,000)
(Decrease) increase in accounts payable	(2,338)	11,374
Net cash (used in) operating activities	(26,834)	(45,902)

Financing activities:
Proceeds from issuance of common stock	-	45,973
Net cash provided by financing activities	-	45,973

Net change in cash	(26,834)	71
Cash, beginning of period	26,905	-
Cash, ending of period	$71	$71

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2009 audited financial statements.  The results of operations for the periods ended November 30, 2009 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is August 31.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company has an Accumulated Deficit amount of $52,598

Note 3. Prepaid expense

On August 21, 2009, the Company entered into a contractual agreement for professional service to be rendered over a twelve month period for the amount of $10,000.  The Company recorded the liability of $10,000 and a corresponding prepaid expense in the same amount to be amortized over the term of the agreement. For the period ended November 30, 2009, the Company amortized $2,521 of prepaid expense and recorded as professional fees.

SPARTAN BUSINESS SERVICES CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

Note 4. Related party transactions

Officer’s compensation paid to president/ shareholder for the three months ended November 30, 2009, was $22,500.

Note 5. Subsequent Events

None.  The Company has evaluated subsequent events through February 23, 2010 the date which the financial statements were available to be issued, and no such events have occurred.

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

The Company did not have any operating income from inception (November 19, 2008) through November 30, 2009. For the period from inception, November 19, 2008 through the quarter ended November 30, 2009, the registrant recognized a net loss of $52,598. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At November 30, 2009 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Spartan Business Services Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Spartan Business Services Corporations’ views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of November 30, 2009 our internal controls over financial reporting were not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 2009, our disclosure controls and procedures were not effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended November 30, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN BUSINESS SERVICES CORPORATION

Date: March 1, 2010

/s/ Molly Blaszczak
Molly Blaszczak
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director