Form 10-Q
period 2010-02-28
Spartan Business Services Corp
filed 2010-04-07
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 6, 2010:   14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2009) and six months ended February 28, 2010 are not necessarily indicative of results that may be expected for the year ending August 31, 2010.  The financial statements are presented on the accrual basis.

FINANCIAL STATEMENTS

SPARTAN BUSINESS SERVICES CORPORATION

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Balance sheets

ASSETS	February 28, 2010	August 31, 2009

Current assets:
Cash and cash equivalents	$2,626	$26,905
Prepaid expense	4,712	9,699
Total current assets	7,338	36,604

	$7,338	$36,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,254	$13,712
Advance from shareholder	-	-
Total current liabilities	8,254	13,712

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 shares issued and outstanding	14,000	14,000
Additional paid-in-capital	34,473	34,473
Deficit accumulated during development stage	(49,389)	(25,581)
Total stockholders' equity	(916)	22,892

Total liabilities and stockholders' equity	$7,338	$36,604

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statements of operations

				(Unaudited)	(Unaudited)
	(Unaudited)	(Unaudited)	(Unaudited)	November 19, 2008	November 19, 2008
	For the three	For the three	For the six	(Inception)	(Inception)
	months ended	months ended	months ended	through	through
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	(3,409)	2,817	23,808	5,517	49,389
	(3,409)	2,817	23,808	5,517	49,389

Income (loss) from operations	3,409	(2,817)	(23,808)	(5,517)	(49,389)

Other income (expense)
Other income	-	-	-	-	-
Interest expense	-	-	-	-	-
Income (loss) before income taxes	3,409	(2,817)	(23,808)	(5,517)	(49,389)

Income tax expense	-	-	-	-	-
Net income (loss)	$3,409	$(2,817)	$(23,808)	$(5,517)	$(49,389)

Basic and diluted loss per common share	$0.000	$(0.000)	$(0.002)	$(0.001)

Basic and diluted weighted average
common shares outstanding	14,000,000	10,000,000	14,000,000	10,000,000

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

Statemenst of cash flows

		(Unaudited)	(Unaudited)
	(Unaudited)	November 19, 2008	November 19, 2008
	For the six	(Inception)	(Inception)
	months ended	through	through
	February 28, 2010	February 28, 2009	February 28, 2010

Operating activities:
Net loss	$(23,808)	$(5,517)	$(49,389)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for services	-	2,500	2,500
Changes in operating assets and liabilities:
(Increase) in prepaid expense	4,987	-	(4,712)
(Decrease) increase in accounts payable	(5,458)	-	8,254
Net cash (used in) operating activities	(24,279)	(3,017)	(43,347)

Cash flows from investing activities:
Proceeds from issuance of common stock	-	7,500	45,973
Net cash provided by financing activities	-	7,500	45,973

Net change in cash	(24,279)	4,483	2,626
Cash, beginning of period	26,905	-	-
Cash, ending of period	$2,626	$4,483	$2,626

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500	$2,500

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2009 audited financial statements.  The results of operations for the periods ended February 28, 2010 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is August 31.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $49,389 through February 28, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid expense

On August 21, 2009, the Company entered into a contractual agreement for professional service to be rendered over a twelve month period for the amount of $10,000.  The Company recorded the liability of $10,000 and a corresponding prepaid expense in the same amount to be amortized over the term of the agreement. For the six months ended February 28, 2010, the Company amortized $5,287 of prepaid expense and recorded as professional fees.

F-4

SPARTAN BUSINESS SERVICES CORPORATION
A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

Note 4. Related party transactions

The Company intended to pay its president/shareholder $22,500 per quarter as officer’s compensation and during the three months ended November 30, 2009, the Company did pay to president/ shareholder $22,500. However, the Company changed its intent and the president agreed to return $15,050 during the current period. The $15,050 was recorded as a reduction in officer’s compensation expense and resulted in a negative expense of $3,409 for the three months ended February 28, 2010.

Note 5. Subsequent events

None. The Company has evaluated subsequent events through April 6, 2010, the date which the financial statements were available to be issued, and no such events have occurred.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On April 9, 2009 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  Wherein, we registered 4,000,000 shares of our common stock at an offering price of $.01 in order to raise $40,000.00 as our initial capital.  The Company then filed an application with the FINRA on Form 211 to be listed on a public exchange

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through February 28, 2010. For the period from inception, November 19, 2008 through the quarter ended February 28, 2010, the registrant recognized a net loss of $49,389. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At February 28, 2010 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of February 28, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of February 28, 2010 our internal controls over financial reporting were not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of February 28, 2010, our disclosure controls and procedures were not effective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No reports on Form 8-K were filed during the quarter ended February 28, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN BUSINESS SERVICES CORPORATION

Date: April 6, 2010

/s/ Molly Blaszczak
Molly Blaszczak
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director