Form 10-Q
period 2010-05-31
Spartan Business Services Corp
filed 2010-07-13
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 333-156796

SPARTAN BUSINESS SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 Timber Rose Drive, Las Vegas, Nevada 89134
(Address of principal executive offices)

(702) 250-4423
(Registrant’s telephone number, including area code)

N/A
(Former name, address and fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 12, 2010:   14,000,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from the fiscal year ended August 31, 2009 and the nine months ended May 31, 2010, are not necessarily indicative of results that may be expected for the year ending August 31, 2010.  The financial statements are presented on the accrual basis.

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS
May 31, 2010

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)
Condensed Balance sheets

	May 31, 2010	August 31, 2009
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$160	$26,905
Prepaid expense, net	2,192	9,699
Total current assets	2,352	36,604

	$2,352	$36,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,700	$13,712
Total current liabilities	3,700	13,712

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 70,000,000 shares authorized;
14,000,000 and 14,000,000 shares issued and outstanding
at May 31, 2010 and August 31, 2009, respectively	14,000	14,000
Additional paid-in-capital	40,473	34,473
Deficit accumulated during development stage	(55,821)	(25,581)
Total stockholders' equity	(1,348)	22,892

Total liabilities and stockholders' equity	$2,352	$36,604

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)
Condensed Statements of Operations

				November 19, 2008	November 19, 2008
	For the three	For the three	For the nine	(Inception)	(Inception)
	months ended	months ended	months ended	through	through
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	6,432	7,726	30,240	13,243	55,821
	6,432	7,726	30,240	13,243	55,821

Income (loss) from operations	(6,432)	(7,726)	(30,240)	(13,243)	(55,821)

Other income (expense)
Other income	-	-	-	-	-
Interest expense	-	-	-	-	-
Loss before income taxes	(6,432)	(7,726)	(30,240)	(13,243)	(55,821)

Income tax expense	-	-	-	-	-
Net income (loss)	$(6,432)	$(7,726)	$(30,240)	$(13,243)	$(55,821)

Basic and diluted loss per common share	$(0.000)	$(0.001)	$(0.002)	$(0.001)

Basic and diluted weighted average
common shares outstanding	14,000,000	10,000,000	14,000,000	10,000,000

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)
Condensed Statements of Cash Flows

		November 19, 2008	November 19, 2008
	For the nine	(Inception)	(Inception)
	months ended	through	through
	May 31, 2010	May 31, 2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(30,240)	$(13,243)	$(55,821)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of prepaid expense	7,507	-	7,808
Stock issued for services	-	2,500	2,500
Changes in operating assets and liabilities:
(Increase) in prepaid expense	-	-	(10,000)
(Decrease) increase in accounts payable	(10,012)	-	3,700
Net cash (used in) operating activities	(32,745)	(10,743)	(51,813)

Financing activities:
Capital contribution	6,000
Proceeds from issuance of common stock	-	7,500	45,973
Net cash provided by financing activities	6,000	7,500	45,973

Net change in cash	(26,745)	(3,243)	(5,840)
Cash, beginning of period	26,905	-	-
Cash, ending of period	$160	$(3,243)	$(5,840)

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500	$2,500

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2009 audited financial statements.  The results of operations for the periods ended May 31, 2010 are not necessarily indicative of the operating results for the full years.

Note 2.  Nature of Business

Spartan Business Services Corp. (the “Company”) was incorporated in the State of Nevada on November 19, 2008.  The Company’s principal business objective is to provide business plan writing services and general business consulting/services to start-up companies, small and medium business looking to expand, individuals, and other business and organizations.  We offer comprehensive services tailored to the client’s desired goal.  The Company’s operations have been limited to general administrative operations and the Company is considered a development stage company as defined by FASB ASC Topic 915.

The Company's fiscal year end is August 31.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $55,821 through May 31, 2010, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SPARTAN BUSINESS SERVICES CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4. Prepaid Expense

On August 21, 2009, the Company entered into a contractual agreement for professional services to be rendered over a twelve month period for the amount of $10,000.  The Company recorded the liability of $10,000 and a corresponding prepaid expense in the same amount to be amortized over the term of the agreement. For the nine months ended May 31, 2010, the Company amortized $7,808 of prepaid expense and recorded it as professional fees.

Note 5. Contributed Capital

On March 1, 2010 and May 6, 2010, the Company’s president/shareholder contributed a total of $6,000 to the Company as additional paid in capital to cover expenses. This money was contributed without any expectation of it being paid back, and was not in exchange for shares of the Company’s stock.

Note 6. Subsequent Events

The Company has evaluated subsequent events through July 12, 2010, the date which the financial statements were available to be issued, and below are the events that have occurred.

Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of June 17, 2010 by and among Molly Blaszczak, Spartan Business Services Corporation (the "Company") and Reno J. Calabrigo (who up until that time had not been affiliated with the Company), Ms. Blaszczak sold on such date an aggregate of 10,000,000 shares of common stock of the Company to Mr. Calabrigo for nominal consideration. At the time thereof, Ms. Blaszczak was a Director, President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer of the Company.

As a result of the completion of the transaction on June 17, 2010, Mr. Calabrigo presently owns 10,000,000 shares of the common stock of the Company which represents approximately 71.42% of the Company's outstanding shares of common stock based upon 14,000,000 shares of common stock outstanding as of June 17, 2010.

In connection with the transaction described above, on June 17, 2010, Mr. Reno J. Calabrigo was appointed as the sole Director, President, Secretary and Treasurer of the Company.  At the same time Molly Blaszczak has resigned her positions as President, Chief Executive Officer, Secretary, Chief Financial Officer and Director of the Company.  Prior to Ms. Blaszczak’s resignation on June 17, 2010 Brian Blaszczak also resigned as Director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operation

Plan of Operation

On April 9, 2009, we received approval from the U.S. Securities and Exchange Commission of our Registration Statement on Form S-1.   We registered 4,000,000 shares of our Common Stock at an offering price of $.01 per share in order to raise $40,000 as our initial capital.  The Company then filed an application with FINRA on Form 211 to list our common stock for trading on the Pink Sheets over-the-counter market (symbol SBUS).

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through May 31, 2010. For the period from inception, November 19, 2008 through the quarter ended May 31, 2010, the registrant recognized a net loss of $55,821. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expense.

Balance Sheet Comparison at May 31, 2010 and August 31, 2009

Assets. Total assets at May 31, 2009 decreased approximately 93.6% from $36,604 to $2,352 at August 31, 2009. This decrease is due primarily to the payment of general and administrative expenses, particularly for legal fees and accounting fees.

Liabilities. Current liabilities at May 31, 2010 decreased by $10,012 or 71.3% to $3,700 compared to $13,712 at August 31, 2009. This decrease is due primarily to our payment of costs associated with legal and accounting fees and the costs of filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission.

Comparison of three months ended May 31, 2010 and the three months ended May 31, 2009

Revenue. The Company had no revenue during the three month periods ended May 31, 2010 and May 31, 2009.

Operating Losses. The Company incurred a loss of ($6,432) during the three month period ended May 31, 2010, compared to a loss of ($7,726) during the three month period ended May 31, 2009, a decrease of approximately 16.8%.

Cash. The Company had $160 in cash at May 31, 2010, compared to $307 at May 31, 2009, an increase of approximately 714%.

Pre-Paid Expenses. The Company had $2,192 in prepaid expenses at May 31, 2010, compared to $0 in prepaid expenses at May 31, 2009. The prepayment expenses related primarily to the prepayment of expenses for Professional fees.

Accounts Payable and Acquired Expenses. The Company had accounts payable of ($3,700) at May 31, 2010, compared to ($3,500) at May 31, 2009, an increase of approximately 5%.

General and Administrative Expenses. The Company incurred $6,432 in general and administrative expenses during the three month period ended May 31, 2010 compared $13,193 during the three month period ended May 31, 2009, a decrease of approximately 48.8%.

Comparison of nine months ended May 31, 2010 and the period ended May 31, 2009 (November 18, 2008 inception) through May 31, 2009

Revenues. The Company had no revenues during the nine month periods ended May 31, 2010 and May 31, 2009.

Operating Losses. The Company incurred a loss of ($30,240) during the nine month period ended May 31, 2010, compared to a loss of ($13,243) during May 31, 2009, an increase of approximately 43.5%.

Liquidity and Capital Resources

At May 31, 2010 and August 31, 2009, the Company had working capital of ($1,348) and $22,892, respectively. The difference is primarily due to a reduction in cash with which the Company paid down its expenses.

The ability of the Company to satisfy its obligations and to continue as a going concerns will depend in part upon its ability to raise funds through the sale of shares of its Common Stock, borrowing, and in part upon its ability to reach a profitable level of operations. The Company’s financial statements do not reflect adjustments that might result from its inability to continue as a going concern and these adjustments could be material.

Then Company’s capital resources have been provided primarily by capital contributions from stockholders. The Company completed a stock offering during April 2009 and raised $40,000 from the sale of 4,000,000 shares of Common Stock.

The Company intends to look for additional funding to pay debts and for working capital. However, there is no assurance that such capital will be raised, and the Company may seek bank financing and other sources of financing to complete the payment of additional debt.

Liquidity and Capital Resource

At May 31, 2010, the Company had $160 in cash and will have to rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

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

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, Spartan Business Services Corporation views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4. Controls and Procedures

The Company’s President and Chief Financial Officer/Principal Accounting Officer (the Certifying Officer) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation.

Management is currently designing new internal controls and procedures to address our material weakness which will be implemented in this fiscal year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4 (Removed and Reserved).

N/A

Item 5. Other Information.

None

Item 6.   Exhibits

Exhibits

3.1	The Articles of Incorporation of the Company are hereby incorporated by reference to Exhibit 3.1 of its Form S-1 registrationstatement (File No. 333-156796)

3.2	The Bylaws of the Company are hereby incorporated by reference to Exhibit 3.2 of its Form S-1 registration statement (File No. 333-156796)

10.1
Stock Purchase Agreement to purchase common stock of the Company from Molly Blaszczak by Reno J. Calabrigo dated June 17, 2010, is hereby incorporated by reference to Exhibit 10.1 to the Form 8-K current report filed by the Company on June 24, 2010.

31	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spartan Business Services Corporation
(Registrant)

Date: July 12, 2010

/s/ Reno J. Calabrigo
Reno J. Calabrigo
President, Secretary, Treasurer, and Chief Financial Officer