Form 10-Q/A
period 2010-05-31
Spartan Business Services Corp
filed 2010-07-14
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

The accompanying notes are an integral part of the financial statements

SPARTAN BUSINESS SERVICES CORP
(A Development Stage Company)
Condensed Statements of Cash Flows

		November 19, 2008	November 19, 2008
	For the nine	(Inception)	(Inception)
	months ended	through	through
	May 31, 2010	May 31, 2009	May 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(30,240)	$(13,243)	$(55,821)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of prepaid expense	7,507	-	7,808
Stock issued for services	-	2,500	2,500
Changes in operating assets and liabilities:
(Increase) in prepaid expense	-	-	(10,000)
(Decrease) increase in accounts payable	(10,012)	-	3,700
Net cash (used in) operating activities	(32,745)	(10,743)	(51,813)

Financing activities:
Capital contribution	6,000		6,000
Proceeds from issuance of common stock	-	7,500	45,973
Net cash provided by financing activities	6,000	7,500	51,973

Net change in cash	(26,745)	(3,243)	160
Cash, beginning of period	26,905	-	-
Cash, ending of period	$160	$(3,243)	$160

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500	$2,500

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

General and Administrative Expenses. The Company incurred $6,432 in general and administrative expenses during the three month period ended May 31, 2010 compared $13,243 during the three month period ended May 31, 2009, a decrease of approximately 48.8%.

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

The Company’s capital resources have been provided primarily by capital contributions from stockholders. The Company completed a stock offering in August 2009 and raised $40,000 from the sale of 4,000,000 shares of Common Stock.

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