Form 10-K
period 2010-08-31
Gunpowder Gold Corp
filed 2010-12-13
CIK 1454298

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-34976

Gunpowder Gold Corporation
(fka Spartan Business Services Corporation)
(Exact name of registrant as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10th Floor
3 Hardman Street
Manchester M3 3HF
United Kingdom
(Address of principal executive offices)

Registrant’s telephone number, including area code: 011-44-161-932-1446

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended February 28,  2010:  $0.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date:  December 10, 2010:  90,000,000 shares of common stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Gunpowder Gold Corporation

TABLE OF CONTENTS

PART I

Item 1.    Business

Gunpowder Gold Corporation (the “Company”) (formerly called Spartan Business Services Corporation) is seeking to become a producer of gold and silver ore, and of other precious metals.

The Company presently does not own or operate any mining properties.  The Company is seeking to acquire undeveloped gold and silver mining properties and will seek to evaluate such properties upon their acquisition.

We intend to pursue growth opportunities through organic growth, as well as through an opportunistic acquisition strategy.

·	Organic growth. We will evaluate opportunities to discover and exploit previously untapped reserves

·	Acquisitions, reserve transactions and joint ventures. We intend to pursue value-enhancing acquisitions, reserve transactions and joint venture opportunities.

The Company was originally incorporated under the laws of the State of Nevada on November 19, 2008, with the corporate name of Spartan Business Services Corporation with no specific business purpose.  The Company originally intended to provide various business services to third parties but did not conduct any active business until a change in the control of the Company that occurred on August 10, 2010, when Mr. Neil J. Pestell acquired control through his acquisition of all of the common stock of the Company formerly owned by Mr. Reno J. Calabrigo,  Effective August 10, 2010, Mr. Pestell became the sole director, Chief Executive Officer, President, Treasurer and Secretary of the Company and Mr. Calabrigo resigned from such positions.  Thereafter, the Company changed its business purpose to become a gold and silver mining and exploration company and to pursue the acquisition of gold and silver claims and properties.  The Company is evaluating gold and silver mining acquisitions but has not acquired any natural resources claims or properties.  The Company recently changed its name to Gunpowder Gold Corporation, and its trading symbol on the over-the-counter Bulletin Board changed to GUNP.

Market Outlook

Market indicators have shown increased strength for gold, silver and certain other metals during recent years.

One potential cause of constrained supply may be the difficulty in obtaining capital funding and obtaining mining permits.

Recent developments related to underground and surface mining are expected to result in greater regulatory oversight, and may result in more stringent regulations and perhaps additional legislation. These developments add further uncertainty and may cause additional constraints. As the economy continues to recover, demand for gold, silver and certain other metals may rise. Increased demand, coupled with supply constraints, could result in increased demand.

Potential legislation, regulation, treaties and accords at the local, state, federal and international level, and changes in the interpretation or enforcement of existing laws and regulations, have created uncertainty and could have a significant impact on demand and our future operational and financial results. For example, the increased scrutiny of surface mining could make it difficult to receive permits or could otherwise cause production delays in the future.

Sales and Marketing

Although the Company does not presently have any marketing staff, we intend to contract with third-party producers to mine future owned or leased properties on a rate per ounce or cost plus basis.  We intend to sell any gold, silver and other metals produced by our future operations and third-party producers.  Our future sales and marketing group may include personnel dedicated to performing sales functions, transportation, distribution, market research, contract administration, and credit/risk management activities.

Suppliers

The main types of goods we expect to purchase or lease are mining equipment and replacement parts, steel-related (including roof control) products, belting products, lubricants, vehicles, fuel and tires. We do not believe that we will become dependent on any individual supplier other than for purchases or lease of certain mining equipment. The supplier base providing mining materials has been relatively consistent in recent years. Purchases of certain mining equipment are concentrated with one principal supplier; however, supplier competition continues to develop.

Competition

The gold and silver mining industry is highly competitive.

A number of factors beyond our control affect the markets for gold, silver and other metals. Continued demand for any production and the prices obtained by us depend primarily on the consumption patterns of such industries in the U.S. and elsewhere around the world; the availability, location, cost of and price of competing sources. The most important factors on which we will compete are delivered price (i.e., including transportation costs, which may be paid by our customers), gold and silver quality characteristics and reliability of supply.

Asset Retirement Obligations

Asset retirement obligations will primarily represent the present value of future anticipated costs to restore surface land to levels equal to or greater than pre-mining conditions, as required by the Surface Mining Control and Reclamation Act (SMCRA).

Remediation Obligations

Remediation obligations primarily represent the present value of future anticipated costs for water treatment of selenium and other similar discharges in excess of allowable limits, as required by mining permits.

Regulatory Matters

Federal and state authorities regulate the mining industry with respect to matters such as employee health and safety, permitting and licensing requirements, the protection of the environment, plants and wildlife, the reclamation and restoration of mining properties after mining has been completed, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. We may in the future be required to incur significant costs to comply with these laws and regulations.

Future legislation and regulations are expected to become increasingly restrictive, and there may be more rigorous enforcement of existing and future laws and regulations. Depending on the development of future laws and regulations, we may experience substantial increases in equipment and operating costs and may experience delays, interruptions or termination of operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines or penalties, the acceleration of cleanup and site restoration costs, the issuance of injunctions to limit or cease operations and the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our future operations.

Mine Safety and Health

Our goal is to achieve excellent mine safety and health performance. We will measure our progress in this area primarily through the use of accident frequency rates. We believe that it will be our responsibility to our employees to provide a good safety and healthy environment. We seek to implement this goal by: training employees in safe work practices; openly communicating with employees; establishing, following and improving safety standards; involving employees in the establishment of safety standards; and recording, reporting and investigating all accidents, incidents and losses to avoid reoccurrence. We intend to utilize best practices in emergency preparedness.

The United States, Canada and other countries in which we may operate have programs for mine safety and health regulation and enforcement. As a result of industry-wide fatal accidents in recent years, primarily at underground mines, several states have adopted new safety and training regulations. In addition, MSHA has issued numerous new policies and regulations addressing, but not limited to, the following: emergency notification and response plans, increased fines for violations and additional training and mine rescue coverage requirements. Collectively, federal and state safety and health regulation in the mining industry is perhaps the most comprehensive and pervasive system for protection of employee health and safety affecting any segment of U.S. industry. While these changes may have a significant effect on our future operating costs, our U.S. competitors with underground and surface mines are subject to the same degree of regulation.

Mining Control and Reclamation Regulations

The SMCRA is administered by the Office of Surface Mining Reclamation and Enforcement (OSM) and establishes mining, environmental protection and reclamation standards for all aspects of U.S. surface mining as well as many aspects of underground mining. Mine operators must obtain SMCRA permits and permit renewals for mining operations from the OSM. Where state regulatory agencies have adopted federal mining programs under SMCRA, the state becomes the regulatory authority. States in which we expect to have active future mining operations have achieved primary control of enforcement through federal authorization.

SMCRA permit provisions include requirements for prospecting; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; surface drainage control; mine drainage and mine discharge control and treatment; and re-vegetation.

The U.S. mining permit application process is initiated by collecting baseline data to adequately characterize the pre-mining environmental condition of the permit area. We will develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. Our mine and reclamation plans incorporate the provisions of SMCRA, the state programs and the complementary environmental programs that impact mining. Also included in the permit application are documents defining ownership and agreements pertaining to minerals, oil and gas, water rights, rights of way and surface land, and documents required of the OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal stockholders of the applicant.

Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some SMCRA mine permit applications take over a year to prepare, depending on the size and complexity of the mine, and often take six months to two years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including public hearings and through intervention in the courts.

SMCRA requires compliance with many other major environmental programs. These programs include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and employee right-to-know provisions. Besides OSM, other federal regulatory agencies are involved in monitoring or permitting specific aspects of mining operations. The Environmental Protection Agency (EPA) is the lead agency for states with no authorized programs under the Clean Water Act, RCRA and CERCLA. The U.S. Army Corps of Engineers (ACOE) regulates activities affecting navigable waters and the U.S. Bureau of Alcohol, Tobacco and Firearms regulates the use of explosive blasting.

Mine Closure Costs

Various federal and state laws and regulations, including SMCRA, will require us to obtain surety bonds or other forms of financial security to secure payment of certain long-term obligations, including mine closure or reclamation costs, federal and state workers’ compensation costs and other miscellaneous obligations. Many of these bonds are renewable on a yearly basis. Surety bond costs have increased in recent years.

Environmental Laws

We may become subject to various federal and state environmental laws and regulations that will impose significant requirements on our operations. The cost of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances, may adversely affect our business, results of operations or financial condition. In addition, environmental laws and regulations, particularly relating to air emissions, can reduce our profitability.

Numerous federal and state governmental permits and approvals are required for mining operations. When we apply for these permits or approvals, we may be required to prepare and present to federal or state authorities data pertaining to the effect or impact that a proposed exploration for, or production or processing of, may have on the environment. Compliance with these requirements can be costly and time-consuming and can delay exploration or production operations. A failure to obtain or comply with permits could result in significant fines and penalties and could adversely affect the issuance of other permits for which we may apply.

Clean Water Act

The U.S. Clean Water Act and corresponding state and local laws and regulations affect mining operations by restricting the discharge of pollutants, including dredged or fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. As a result of recent court decisions and regulatory actions, permitting requirements have increased and could continue to increase the cost and time we expend on compliance with water pollution regulations.

These and other regulatory requirements, which have the potential to change due to legal challenges, Congressional actions and other developments, increase the cost of, or could even prohibit, certain current or future mining operations. Our operations may not always be able to remain in full compliance with all Clean Water Act obligations and permit requirements, and as a result we may be subject to compliance orders and private party litigation seeking fines or penalties or changes to our operations.

Clean Water Act requirements that may affect our operations include the following:

Section 404

Section 404 of the Clean Water Act requires mining companies to obtain ACOE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. Our construction and mining activities, including our surface mining operations, will frequently require Section 404 permits. ACOE issues two types of permits pursuant to Section 404 of the Clean Water Act: nationwide (or “general”) and “individual” permits. Nationwide permits are issued to streamline the permitting process for dredging and filling activities that have minimal adverse environmental impacts. An individual permit typically requires a more comprehensive application process, including public notice and comment, but an individual permit can be issued for ten years (and may be extended thereafter upon application).

The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the Clean Water Act, whether general permits commonly described as the Nationwide Permit 21 (NWP 21), or individual permits, has been the subject of many recent court cases and increased regulatory oversight, the results of which may materially increase our permitting and operating costs, result in permitting delays, suspend any then current operations or prevent the opening of new mines.

Item 1A. Risk Factors

General Risks

Our auditors have issued a going concern opinion expressing substantial doubt that we can continue as a going concern.

The probability of our future prospective mining claims having commercial reserves is remote, and any funds spent on exploration will probably be lost. In all probability, our future claims do not contain any commercial reserves, or may contain reserves which are not economically feasible to recover. As such, any funds spent on exploration will, in all probability, be lost.

Our management has no technical training or experience in exploring for gold and silver resources or starting and operating a mining exploration program.  Further, our management has no training or experience in these areas, and as a result, may not be fully aware of many of the specific requirements related to working the claims within such industry. Our management's decisions and choices may not take into account the standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our activities, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry. As a result, we may have to suspend or cease activities.

We will need additional funding to initiate and complete the exploration processes that may be recommended by engineers.  Even if we raise all of the funds which we intend to raise in any future offerings, we may not have enough capital to complete the exploration phases recommended in the geological evaluation report of our contracted mining engineer with regard to our claims.  To complete the recommended exploration phases, we may be required to raise additional capital through securities offerings, debt or loans, or from our officers or directors.  We cannot guarantee that we will be able to raise the capital necessary to complete the recommended phases of exploration of our future properties.  If we are unable to raise additional capital, and cannot complete the recommended exploration phases, we will not be able to successfully begin operations and will not be able to realize any revenue.  As a result, we would be forced to cease all operations.

The Company has not commenced any mining exploration or production, thus it has had no revenues and faces a high degree of risk.  We do not own any currently producing properties, nor own any property that has proven reserves of commercially viable quantities of valuable metals.  Accordingly, we have no revenues and we have no way to evaluate the likelihood that our business will be successful. We have been involved primarily in organizational activities, due diligence on potential claims, and preparing to engage a professional engineer to prepare an initial report and evaluation of future claims.  We have not generated any revenues since our inception.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stages, we anticipate that we will continue to incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the development of our future mining properties and the production of minerals from our future claims, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, the business of the Company will most likely fail.

We lack an operating history and have losses which we expect to continue into the future. We were incorporated on November 19, 2008, and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to explore our mining claims and our ability to generate revenues from operations upon our claim. Based upon our current plans, we expect to incur operating losses in the foreseeable future. This will happen because there will be expenses associated with the research and exploration of our future mineral properties when they are acquired, and we may not generate revenues in the future. Failure to generate revenues may cause us to suspend or cease activities.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss.  Because we are small and do not have a large reserve of capital, we may be required to limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve or commercial mining operations, we cannot generate revenues unless we sell our mining claims or other mining rights.

Because we will have to spend additional funds to determine if we have commercial reserves, we will have to raise additional money or risk having to cease our operations.  Even if we complete an exploration program and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling, testing, exploration, and engineering studies before we will know if we have a commercially viable gold and silver deposit.  Because our current capitalization is insufficient to achieve such further drilling, testing, exploration, and engineering studies, it will be necessary to raise additional funds.  If we are unable to raise such funds, we would be forced to suspend or cease our activities.

Because our officers and directors have other business activities and will only be devoting a percentage of their time to our operations, our operations may be sporadic with periodic interruptions or suspensions of exploration.

Risks in the Mining Industry

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages which could hurt our financial position and possibly result in the failure of our business.  Mineral exploration and development involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material, adverse effect on our financial position, or could cause us to cease operations.

If we discover commercial reserves of precious metals on our future mineral properties, we can provide no assurance that we will be able to successfully advance the future mineral claims into commercial production.  If our exploration program is successful in establishing the existence of gold and silver of commercially and economically viable tonnage and grade on any of our claims, we will require additional funds in order to begin operations of commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims, and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

If access to our mineral claims is restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.  It is possible that snow, rain, or other environmental factors could cause the mining roads providing access to our future claims to become impassable. If the roads are impassable, we would be delayed in our exploration timetable and incur unforeseen expenses.

If we become subject to burdensome government regulation or other legal uncertainties, our business will be negatively affected.  There are federal and state governmental regulations that oversee and materially restrict mineral property exploration and development. Under United States, Canada and other mining laws, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While such laws will not affect our future exploration plans, if we begin drilling operations on our properties, we will incur such regulatory oversight and regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of gold and silver is subject to change. Change in existing regulations and new regulations could increase our costs of doing business, and prevent us from beginning or continuing operations.

We are in a highly competitive industry.  Gold and silver exploration and development is highly competitive.  The Company faces competition from multinational, national, and regional companies.  Many of the Company’s competitors are larger, longer established, and have far greater financial resources and exploration and operational experience than our Company. The Company may be unable to compete effectively.

Because of consumer demand, the demand for any gold and silver that we may recover from our future claims may be slowed, resulting in reduced revenues to the Company.  Our success will be dependent on the demand for gold and silver. If consumer or industrial demand slows our revenues may be significantly affected. This could limit our ability to generate revenues, and our financial condition and operating results may be harmed, possibly resulting in loss of investment.

The prices of gold and silver metal is volatile, and price changes are beyond our control.  The price of base metal fluctuates.  The prices of base metal have been and will continue to be affected by numerous factors beyond our control.  Factors that affect such metals include the demand from consumers, economic conditions, over supply from secondary sources, and costs of production.  Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs and the viability of our operations.

The volatility of gold or silver prices in general may adversely affect our exploration efforts.  If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties.  We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:
  o  industrial and jewelry demand;
  o  market supply from new production and release of existing bullion stocks;
  o  central bank lending, sales and purchases of gold or silver;
  o  forward sales of gold and silver by producers and speculators;
  o  production and cost levels in major metal-producing regions;
  o  rapid short-term changes in supply and demand because of speculative or hedging activities; and
  o  macroeconomic factors, including confidence in the global monetary  system; inflation expectations; interest rates and global or regional political or economic events.

Gold and silver exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of gold and silver exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the Company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our Company.  The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1,000 mining companies operate in North America, including gold and silver.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our prospective claims by other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our prospective claims.

Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

All mining is regulated by the government agencies at the federal, state and county levels of government in the United States.  Compliance with such regulation has a material effect on the economics of our operations and the timing of project development.  Our primary regulatory costs are expected to be related to filing fees pertaining to the location of unpatented mining claims which were staked on Federal ground.  In the event mineralization of commercial interests would be found by the proposed exploration program, obtaining licenses and permits from government agencies before the commencement of mining activities would be very expensive and time consuming. An environmental impact study may be required to be undertaken on our property in order to obtain governmental approval to commence and conduct mining on our future properties.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

We face substantial governmental regulation.

Safety

If we commence mining operations in the United States, for example, we will be subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.  The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Current Environmental Laws and Regulations

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine.  Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive.  We expect to make in the future significant expenditures to comply with such laws and regulations.  These requirements include regulations under many state and U.S. federal laws and regulations, including:

  o  the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of  hazardous substances;
  o  the U.S. Endangered Species Act;
  o  the Clean Water Act;
  o  the Clean Air Act;
  o  the U.S. Resource Conservative and Recovery Act ("RCRA");
  o  the Migratory Bird Treaty Act;
  o  the Safe Drinking Water Act;
  o  the Emergency Planning and Community Right-to-Know Act;
  o  the Federal Land Policy and Management Act;
  o  the National Environmental Policy Act; and
  o  the National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as our proposed operation, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

Our future properties may be in a historic mining district with past production and abandoned mines.  We may be exposed to liability, or assertions of liability that would require expenditure of legal defense costs under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

Environmental Regulations

Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards.  We have no control over the refiner's operations or their compliance with environmental laws and regulations.

Potential Legislation

Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business.  Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could, therefore, affect future levels of mineral production.

Governmental Regulation

If we commence mining operations in the future, we will be subject to inspection and regulation by:

 o    Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.
 o    The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards  not covered by MSHA.

Environmental Liability

We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production.  To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us.  We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

Environmental Permits

All of our exploration activities will be subject to regulation under one or more of the various State and federal environmental laws and regulations in the U.S. and in other countries. Many of the regulations require us to obtain permits for our activities.  We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities.  It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time.

Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities.  The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

There may be possible title defects on our future mining claims.

Undetected title defects could affect our interests in future mining claims acquired and owned by the Company in the future.  We will investigate title to our future claims and may not obtain title opinions and title insurance with respect to such claims. This should not be construed as a guarantee of title and there is no guarantee that the title to our future properties will not be challenged or impugned. Any challenge to our title could delay the exploration, financing, and development of the property and could ultimately result in the loss of some or all of our interest in our properties.  Our properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials when financing becomes available. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Properties.

The principal executive offices of the Company are leased and are located 10th Floor, 3 Hardman Street, Manchester M3 3HF, United Kingdom.

The Company currently does not own or have any rights to acquire any gold and silver mining claims or properties, or other assets.

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The Company recently filed an amendment to Article 4 of its Articles of Incorporation with the Secretary of State of the State of Nevada on November 5, 2010, which changed the name of the corporation to Gunpowder Gold Corporation from Spartan Business Services Corporation and which increased the authorized number of shares of Common Stock from 70,000,000 shares to 300,000,000 shares of Common Stock, $.001 par value.

Following a stockholders’ meeting held by written consent to approve the name change and the change in the authorized number of shares of Common Stock, the Company effected a forward split 10-for-1, and the Common Stock began trading on a post-split basis on the over-the-counter Bulletin Board market on November 19, 2010, and is now trading under its new trading symbol GUNP.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Common Stock of the Company is currently traded on the over-the-counter Bulletin Board market, and is quoted under the symbol GUNP

Market Price

The following table sets forth the range of high and low closing bid prices per share of the Common Stock of the Company (reflecting inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions) for the periods indicated.  The per share prices reflect retroactively the effect of the 10 for 1 stock split recently approved by the majority of the shareholders of the Company.

	High Closing Bid Price(2)	Low Closing Bid Price(2)
Year Ending December 31, 2010(1)
1 st Quarter	$.00	$.00
2 nd Quarter	$.45	$.20
3 rd Quarter	$.40	$.105
4 th Quarter (through December 9, 2010)	$1.00	$.11

(1)	The Common Stock of the Company became eligible for trading on the over-the-counter Bulletin Board on December 6, 2010.

(2)	The prices of the Common Stock of the Company have been adjusted to reflect the 10-for-1 forward stock split of the Common Stock that became effective on November 19, 2010.

Stock Transfer Agent

The transfer agent of the Company is Island Stock Transfer, 100 Second Avenue South, Suite 705-S, St. Petersburg, Florida 33701: telephone (727)289-0010.

No Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Item 6.  Selected Financial Data

	Year Ended	Year Ended
	August 31, 2010	August 31, 2009
Revenues	$0	$0
Operating, general and administrative expense	$74,410	$25,581
Other Income	$3,500	$0
Provision for income taxes	$0	$0
Net loss	$(70,910)	$(25,581)
Comprehensive loss	$—	$—
Net loss per share	$0	$0

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Plan of Operation

On April 9, 2009, the Securities and Exchange Commission declared our Registration Statement on Form S-1 to be effective.  We registered 4,000,000 shares of our Common Stock at an offering price of $.01 in order to raise $40,000 as our initial capital.  The Company then filed an application with FINRA on Form 211 to be listed on the over-the-counter Bulletin Board.

Results of Operation

The Company did not have any operating income from the inception (November 19, 2008) through August 31, 2010.  For the period from inception, November 19, 2008, through the year ended August 31, 2010, the Company recognized an accumulated deficit of $96,491.  Some general and administrative expenses during the year were accrued.  Expenses  for the year were comprised of costs mainly associated with legal, accounting and office expenses.

Liquidity and Capital Resource

At August 31, 2010, the Company had no capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements.  While all these significant accounting policies impact its financial condition and results of operations, the Company’s views certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gunpowder Gold Corp. fka Spartan Business Services Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Gunpowder Gold Corp. fka Spartan Business Services Corp. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended August 31, 2010 and 2009 and from inception on November 19, 2008 through August 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gunpowder Gold Corp. fka Spartan Business Services Corp. (A Development Stage Company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended August 31, 2010 and 2009 and from inception on November 19, 2008 through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $70,910, an accumulated deficit of $96,491, working capital deficit of $42,018 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 13, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(A Development Stage Company)
Balance sheets

	August 31, 2010	August 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$160	$26,905
Prepaid expense, net	-	9,699
Total current assets	160	36,604

	$160	$36,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,478	$13,712
Note payable to related-party	40,700	-
Total current liabilities	42,178	13,712

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 300,000,000 shares authorized; 90,000,000 and 140,000,000 shares issued and outstanding at August 31, 2010 and 2009, respectively	90,000	140,000
Additional paid-in-capital	(35,527)	(91,527)
Deficit accumulated during development stage	(96,491)	(25,581)
Total stockholders' equity (deficit)	(42,018)	22,892

Total liabilities and stockholders' equity (deficit)	$160	$36,604

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(A Development Stage Company)
Statements of Operations

		November 19, 2008	November 19, 2008
		(Inception)	(Inception)
	For the year ended	through	through
	August 31, 2010	August 31, 2009	August 31, 2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	74,410	25,581	99,991
	74,410	25,581	99,991

Income (loss) from operations	(74,410)	(25,581)	(99,991)

Other income (expense)
Other income	3,500	-	3,500
Interest expense	-	-	-
Loss before income taxes	(70,910)	(25,581)	(96,491)

Income tax expense	-	-	-
Net income (loss)	$(70,910)	$(25,581)	$(96,491)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	139,863,014	109,449,825

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Accumulated
					Additional	Deficit during	Total
	Preferred stock		Common Stock		paid-in	Development	Shareholders'
	Shares	Amount	Shares	Amount	capital	Stage	(deficit)

Balance November 19, 2008 (date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued for cash on November 25, 2008 at $0.0001 per share	-	-	75,000,000	75,000	(67,500)	-	7,500

Common shares issued for service on November 25, 2008 at $0.0001 per share	-	-	25,000,000	25,000	(22,500)	-	2,500

Common shares issued relating to private placement, at $0.001 per share, net of $1,527 of offering costs	-	-	40,000,000	40,000	(1,527)	-	38,473

Net (loss) from Inception through August 31, 2009	-	-	-	-	-	(25,581)	(25,581)

Balance August 31, 2009	-	$-	140,000,000	$140,000	$(91,527)	$(25,581)	$22,892

Capital contribution, March 1 and May 6, 2010					6,000		6,000

Common shares cancelled, August 31, 2010	-	-	(50,000,000)	(50,000)	50,000	-	-

Net (loss) for the year ended August 31, 2010	-	-	-	-	-	(70,910)	(70,910)

Balance August 31, 2010	-	$-	90,000,000	$90,000	$(35,527)	$(96,491)	$(42,018)

All numbers have been retroactively stated per the 10:1 forward split effected in Nov 2010.

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(A Development Stage Company)
Statements of Cash Flows

		November 19, 2008	November 19, 2008
		(Inception)	(Inception)
	For the year ended	through	through
	August 31, 2010	August 31, 2009	August 31, 2010

Operating activities:
Net loss	$(70,910)	$(25,581)	$(96,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense	9,699	301	10,000
Stock issued for services	-	2,500	2,500
Expenses paid by shareholder/officer	40,700	-	40,700
Changes in operating assets and liabilities:
(Increase) in prepaid expense	-	(10,000)	(10,000)
(Decrease) increase in accounts payable	(12,234)	13,712	1,478
Net cash (used in) operating activities	(32,745)	(19,068)	(51,813)

Financing activities:
Capital contribution	6,000	-	6,000
Proceeds from issuance of common stock	-	45,973	45,973
Net cash provided by financing activities	6,000	45,973	51,973

Net change in cash	(26,745)	26,905	160
Cash, beginning of period	26,905	-	-
Cash, ending of period	$160	$26,905	$160

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$2,500	$2,500

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
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

Nature of business and organization
Gunpowder Gold Corp. (the “Company”) formerly named Spartan Business Services Corp. was incorporated in the State of Nevada on November 19, 2008.  The Company’s principal business objective is to become a  precious metal exploration company and intends to seek the acquisition of mineral exploration properties.  The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by ASC Topic 915-10.

Effective August 10, 2010, Mr. Neil Jason Pestell of Manchester, United Kingdom, acquired common stock of Spartan Business Services Corporation (“Spartan”) previously owned by Mr. Reno Calabrigo, the former principal Stockholder of Spartan. As a result of these transactions, Mr. Pestell became the controlling stockholder of Spartan presently owning 50,000,000 shares of Common Stock which represents 55.6% of its issued and outstanding Common Stock. As part of the transaction, Mr. Calabrigo agreed to resign as the sole director of the Company and to simultaneously appoint Mr. Pestell as the sole director of the Company, and agreed to appoint Mr. Pestell as the new Chief Executive Officer, President, Treasurer and Secretary of the Company.

Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Cash and cash equivalents
Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Net loss per common share
The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share”.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies -continued

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of August 31, 2010 and 2009, there were no advertising costs incurred.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended August 31, 2010 and 2009.

Income taxes
The Company accounts for its income taxes in accordance with ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2010 and 2009 are as follows:

Deferred tax assets:	2010	2009
Net operating loss carryforwards	$96,491	$25,581
Income tax rate	34%	34%
	32,807	8,698
Less valuation allowance	(32,807)	(8,698)
	$-	$-

Through August 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards.  At August 31, 2010, the Company had $96,491 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2028.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended August 31, 2010 and 2009 is as follows:

	2010	2009

U.S. federal statutory income tax rate	34.0%	34.0%
State tax - net of federal benefit	0.0%	0.0%
	34.0%	34.0%
Increase in valuation allowance	(34.0%)	(34.0)%
Effective tax rate	0.0%	0.0%

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Newly issued pronouncements
The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $96,491 through August 31, 2010. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Prepaid Expense

On August 21, 2009, the Company entered into a contractual agreement for professional services to be rendered over a twelve month period for the amount of $10,000.  The Company recorded the liability of $10,000 and a corresponding prepaid expense in the same amount to be amortized over the term of the agreement. For the year ended August 31, 2010 and 2009, the Company amortized $9,699 and $301, respectively, of prepaid expense and recorded it as professional fees.

Note 4. Property and equipment

As of August 31, 2010 and 2009, the Company does not own any property and/or equipment.

Note 5. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of five million (5,000,000) shares of preferred stock with par values of $0.001 and three hundred million (300,000,000) shares of common stock with par value of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of August 31, 2010 and 2009 the Company had 90 million and 140 million shares of common stock issued and outstanding, respectively.  The Company has not issued any shares of preferred stock.

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On November 25, 2008 the Company issued 25,000,000 shares of common stock ($0.001 par value) to the Company’s president/shareholder for services provided valued at $2,500. In the absence of an objective measure of share value, the shares were valued at their pre-split par value.

On November 25, 2008 the Company issued 75,000,000 shares of common stock ($0.001 par value) to the Company’s president/shareholder for cash totaling $7,500. In the absence of an objective measure of share value, the shares were valued at their pre-split par value.

In April 2009, the Company initiated a Private Placement for the sale of 40,000,000 shares of common stock to investors at $0.001 per share.  As of August 31, 2009, all subscriptions have been received from 26 investors, raising $38,473 in proceeds, net of $1,527 of offering costs.

On March 1, 2010 and May 6, 2010, the Company’s president/shareholder contributed a total of $6,000 to the Company as additional paid in capital to cover expenses. This money was contributed without any expectation of it being paid back, and was not in exchange for shares of the Company’s stock.

On August 31, 2010, a shareholder of the Company returned 50,000,000 restricted shares of common stock to treasury and the shares were cancelled by the Company.  The shares were returned to treasury for no consideration to the shareholder.

In November 2010, the Company revised and restated its articles of incorporation to increase the amount of authorized capital to 305,000,000, consisting of 5,000,000 Preferred shares and 300,000,000 Common shares, and to affect a 10:1 forward stock split.  All references in the accompanying financial statements have been retroactively stated to reflect these changes.

Note 6.  Related party transactions

During the year ended August 31, 2010, a shareholder paid $40,700 of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of August 31, 2010, the balance of these amounts was $40,700.

Officer’s compensation paid to president/shareholder for the year ended August 31, 2010 and for the period of November 19, 2008 (Date of Inception) through August 31, 2009, was $7,450 (all cash) and $17,000 ($14,500 in cash and $2,500 in shares issued for service), respectively.

Note 7. Other income

During the year ended August 31, 2010, the Company reversed $3,500 of accrued accounting fees payable to Moore & Associates, the predecessor auditor. The PCAOB revoked the registration of Moore & Associates during 2009, forcing the Company to have Moore’s audit of its 2009 financial statements performed over. Management believes that they are not likely to ever pay this debt.

Note 8. Subsequent events

In November 2010, the Company revised and restated its articles of incorporation to change its name to Gunpowder Gold Corp, to increase the amount of authorized capital to 305,000,000, consisting of 5,000,000 Preferred shares and 300,000,000 Common shares, and to affect a 10:1 forward stock split.  All references in the accompanying financial statements have been retroactively stated to reflect these changes.

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

The Company has recently changed the character of its business to become a precious metal exploration company and the Company intends to seek the acquisition of mineral exploration properties. Although the Company is currently in discussions regarding a potential transaction, there is no definitive agreement (or executed letter of intent) regarding such transactions and no assurance that a transaction will occur. The Company presently has no definitive plans, proposals, or other arrangements, written or otherwise.

The Company has evaluated all subsequent events through the date the financial statements have been issued and has determined that no other events occurred.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

Item 9(A).  Controls and Procedures.

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

As of August 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2011.  Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2011.

Item 9(B).  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company are:

Name	Age	Position

Neil J. Pestell	41	Director, Chief Executive Officer, President,
10th Floor		Treasurer and Secretary
3 Hardeman Street
Manchester M3 3HF
United Kingdom

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Consultants

The Company expects to use consultants in the future to the extent necessary and appropriate. The Company does not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind the Company in any material respect.

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended August 31, 2010 and 2009.

					Long-Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Neil J. Pestell,	2010	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer

Reno J. Calabrigo	2010	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President, Secretary and Treasurer

Molly Blaszczak Chief Executive Officer,	2010	$14,500	$0	$0	$2,500	$0	$0	$0
President, Secretary and Treasurer	2009	$7,450	$0	$0	$0	$0	$0	$0

All executive officers as a group		$21,950

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

Committees of the Board of Directors

The Company does not have an audit committee, compensation committee, nominating committee, or an executive committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

The Company encourages control persons to be up to date with their filings in relation to Section 16.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However, the Company may establish such plans in the future.

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal years ended August 31, 2009 and 2010.

Director and Officer Indemnification and Limitations on Liability

Article 7 of our Articles of Incorporation and Article VII of our Bylaws limit the liability of directors, officers and employees to the fullest extent permitted by Nevada law. Consequently, our directors will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except in the following circumstances:

*	A violation of the criminal law, unless the director, officer, employee or agent had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

*	A transaction from which the director, officer, employee, or agent derived an improper personal benefit;

*
Willful misconduct or a conscious disregard for the best interests of the corporation in a proceeding by or in the right of the corporation to procure a judgment in its favor on in a proceeding by or in the right of a shareholder.

This limitation of liability does not apply arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and, is therefore, unenforceable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding securities of the Company by officers and directors as well as those who own beneficially more than five percent of our outstanding Common Stock.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner	of Beneficial Ownership	of Class

Neil J. Pestell	50,000,000 shares of	55.6%
10th Floor	Common Stock
3 Hardman Street
Manchester, M3 3HF
United Kingdom

(1) Under SEC Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on the date of this Information Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.  See Item 8 – Note 6 to the financial statements of the Company.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended August 31, 2010 and 2009, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

Seale and Beers, CPAs for fiscal year ended August 31, 2010	$4,750	$0	$0	$0

Seale and Beers, CPAs for fiscal year ended August 31, 2009	$3,500	$0	$0	$0

The Company does not currently have an audit committee. As a result, our Board of Directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

1.1	The Articles of Incorporation of the Company are incorporated by reference herein to Exhibit 1.1 to its Form 8-A registration statement (formerly Spartan Business Services Corporation)

1.2	An Amendment to the Articles of Incorporation of the Company is incorporated by reference herein to Exhibit 1.2 to its Form 8-A registration statement

1.3
The By Laws of the Company are hereby incorporated herein by reference to Exhibit 3.2 of its Form S-1 registration statement (333-156796) filed on January 20, 2009 (formerly Spartan Business Services Corporation)

1.4	Statement re: computation of per share earnings

Reference is made to the statements of operations of the financial statements of the Company for the fiscal year ended August 31, 2010, included in this Form 10-K annual report of the Company.

2.1	Description of subsidiaries

31.1	Certification of Neil J. Pestell

32.1	Certification of Neil J. Pestell

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gunpowder Gold Corporation

Date: December 10, 2010	By:	/s/ Neil J. Pestell
Neil J. Pestell
Director, Chief Executive Officer, President, Treasurer, chief financial officer and principal accounting officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Gunpowder Gold Corporation

Date: December 10, 2010	By:	/s/ Neil J. Pestell
Neil J. Pestell
Chief Executive Officer, Treasurer, chief financial officer and accounting officer, and Secretary