Form 10-Q
period 2010-11-30
Gunpowder Gold Corp
filed 2011-01-18
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-34976

GUNPOWDER GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10th Floor
3 Hardman Street
Manchester M3 3HF
United Kingdom
(Address of Principal Executive Offices)

011-44-161-932-1446
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of January 11, 2011:   90,000,000 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2010) and three months ended November 30, 2010, are not necessarily indicative of results that may be expected for the year ending August 31, 2011.  The financial statements are presented on the accrual basis.

CONDENSED FINANCIAL STATEMENTS

GUNPOWDER GOLD CORPORATION
(fka Spartan Business Services)

GUNPOWDER GOLD CORPORATION
(Formerly: SPARTAN BUSINESS SERVICES CORP.)
(An Exploration Stage Company)

Condensed Balance Sheets

	(Unaudited) November 30, 2010	(Audited) August 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$-	$160
Prepaid expense
Total current assets	-	-
	-	160
	$-	$160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$20,767	$1,478
Accounts payable to related-party	8,000
Note payable to related-party	63,481	40,700
Total current liabilities	92,248	42,178

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 300,000,000 shares authorized;
90,000,000 shares issued and outstanding at November 30, 2010 and August 31, 2010, respectively	90,000	90,000
Additional paid-in-capital	(35,527)	(35,527)
Deficit accumulated during development stage	(146,721)	(96,491)
Total stockholders' equity(deficit)	(92,248)	(42,018)

Total liabilities and stockholders' equity	$-	$160

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORPORATION
(formerly: SPARTAN BUSINESS SERVICES CORP.)
(An Exploration Stage Company)

Condensed Statements of Operations

			(Unaudited)
	(Unaudited)	(Unaudited)	November 19, 2008
	For the three	For the three	(Inception)
	months ended	months ended	Through
	November 30, 2010	November 30, 2009	November 30, 2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	42,230	27,017	142,221
Consulting fee-related-party	8,000	-	8,000
	50,230	27,017	150,221

Income (loss) from operations	(50,230)	(27,017)	(150,221)

Other income (expense)
Other income	-	-	3,500
Interest expense	-	-	-
loss before income taxes	(50,230)	(27,017)	(146,721)

Income tax expense	-	-	-
Net income (loss)	$(50,230)	$(27,017)	$(146,721)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	90,000,000	140,000,000

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORPORATION
(Formerly: SPARTAN BUSINESS SERVICES CORP.)
(An Exploration Stage Company)

Condensed Statement of Cash Flows

			(Unaudited)
	(Unaudited)	(Unaudited)	November 19, 2008
	For the three	For the three	(Inception)
	months ended	Months ended	through
	November 30, 2010	November 30, 2009	November 30, 2010

Operating activities:
Net loss	$(50,230)	$(27,017)	$(146,721)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of prepaid expense	-	2,521	10,000
Stock issued for services			2,500
Expenses paid by shareholder/officer	22,781	-	63,481
Changes in operating assets and liabilities:
(Increase) in prepaid expense	-	-	(10,000)
Increase in accounts payable to related party	8,000		8,000
(Decrease) increase in accounts payable	19,289	(2,338)	20,767
Net cash (used in) operating activities	(160)	(26,834)	(51,973)

Financing activities:
Capital contribution			6,000
Proceeds from issuance of common stock	-	-	45,973
Net cash provided by financing activities	-	,	51,973

Net change in cash:	(160)	(26,834)	-
Cash, beginning of period	160	26,905	-
Cash, ending of period	$-	$71	$-

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$-	$2,500

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
November 30, 2010

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by Gunpowder Gold Corporation without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended November 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

Note 2.  Nature of Business

Gunpowder Gold Corporation (the “Company”) formerly named Spartan Business Services Corp. was incorporated in the State of Nevada on November 19, 2008.  The Company is an exploration stage company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and ASC Topic 915-10 “Development Stage Entities”.  Although the Company is currently in discussions regarding a potential transaction, there is no definitive agreement (or executed letter of intent) regarding such transactions and no assurance that a transaction will occur. The Company presently has no definitive plans, proposals, or other arrangements, written or otherwise.

The Company's fiscal year end is August 31.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $146,721 through November 30, 2010, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4.  Related party transactions

During the periods ended November 30, 2010 and 2009, a shareholder paid $22,781 and $-0-, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of November 30, 2010 and August 31, 2010, the balance of these amounts was $63,481 and $40,700, respectively.

During the periods ended November 30, 2010 and 2009, the Company accrued $8,000 and $-0-, respectively, of consulting expenses payable to a shareholder/officer of the Company.

Note 5. Stockholders’ equity

In November 2010, the Company revised and restated its articles of incorporation to increase the amount of authorized capital to 305,000,000 shares,  consisting of 5,000,000 Preferred and 300,000,000 Common, and to affect a 10:1 forward stock split.  All references in the accompanying financial statements have been retroactively stated tor reflect these changes.

Note 6. Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements have been issued and has determined that no events occurred.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Caution Regarding Forward-Looking Statements

The following information may contain certain forward-looking statements that are not historical facts. These statements represent our expectations or beliefs, including but not limited to, statements concerning future acquisitions, future operating results, statements concerning industry performance, capital expenditures, financings, as well as assumptions related to the foregoing. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “shall,” “will,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “should,” “continue” or similar terms, variations of those terms or the negative of those terms. Forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or view expressed herein. Our financial performance and the forward-looking statements contained in this report are further qualified by other risks including those set forth from time to time in documents filed by us with the U.S. Securities and Exchange Commission (“SEC”).

The following information has not been audited.  You should read this information in conjunction with the unaudited financial statements and related notes to the financial statements included in this report.

Plan of Operation

On April 9, 2009, we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  We registered 4,000,000 shares of our Common Stock at an offering price of $.01 per share in order to raise $40,000 as our initial capital.  The Company then filed an application with FINRA on Form 211 to be listed for public trading. The Company plans on becoming a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties.

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through November 30, 2010. For the period from inception, November 19, 2008 through the quarter ended November 30, 2010, the registrant recognized a net loss of $146,721. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office expenses. Expenses for the quarter ended November 30, 2010 were $50,230 as compared to $27,017 for the quarter ended November 30, 2009. This increase in expenses was due to the increased costs of legal, accounting and consulting services during the quarter.

Liquidity and Capital Resource

At November 30, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.

Critical Accounting Policies

Gunpowder Gold Corporation’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting Company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information required under this item.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended November 30, 2010.  This evaluation was conducted by Neil Jason Pestell, our President, Chief Executive Officer and Principal Accounting Officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are not effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

Following a meeting of the stockholders and the Board of Directors held by written consent, the Company amended its Articles of Incorporation on November 5, 2010 to change the name of the company from Spartan Business Services Corporation to Gunpowder Gold Corporation and to increase the number of the authorized shares of Common Stock from 70,000,000 shares to 300,000,000 shares and the Company approved a 10-1 forward stock split.

As a result of these events, the trading symbol of the company was changed to GUNP.

Item 6.   Exhibits.

(a)	Exhibits

3.1	Articles of Incorporation of the Company are hereby incorporated herein by reference to Exhibit 1.1 to the Form 8-A registration statement of the Company.

3.2	Amendment to the Articles of Incorporation of the Company filed on November 5, 2010 with the State of Nevada.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNPOWDER GOLD CORPORATION

Date: January 18, 2011

/s/ Neil Jason Pestell
Neil Jason Pestell
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director