Form 10-Q
period 2011-02-28
Gunpowder Gold Corp
filed 2011-04-18
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of April 18, 2011:   90,266,667 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2010) and three months ended February 28, 2011, are not necessarily indicative of results that may be expected for the year ending August 31, 2011.  The financial statements are presented on the accrual basis.

CONDENSED FINANCIAL STATEMENTS

GUNPOWDER GOLD CORPORATION
(fka Spartan Business Services)

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

February 28, 2011

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Condensed Balances sheets
(Unaudited)

	February 28, 2011	August 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$200,000	$160
Total current assets	200,000	160

	$200,000	$160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$105,069	$1,478
Accounts payable to related-party	21,000	-
Note payable to related-party	77,664	40,700
Total current liabilities	203,733	42,178

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 300,000,000 shares authorized; 90,266,667 and 90,000,000 shares issued and outstanding at February 28, 2011 and August 31, 2010, respectively	90,267	90,000
Additional paid-in-capital	164,206	(35,527)
Deficit accumulated during exploration stage	(258,206)	(96,491)
Total stockholders' equity (deficit)	(3,733)	(42,018)

Total liabilities and stockholders' equity	$200,000	$160

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Condensed Statements of Operations
Unaudited

					November 19, 2008
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	85,525	(3,409)	127,755	23,808	227,746
Consulting fee - related-party	13,000	-	21,000	-	21,000
Advertising and marketing	12,960	-	12,960	-	12,960
	111,485	(3,409)	161,715	23,808	261,706

Income (loss) from operations	(111,485)	3,409	(161,715)	(23,808)	(261,706)

Other income (expense)
Other income	-	-	-	-	3,500
Interest expense	-	-	-	-	-
Loss before income taxes	(111,485)	3,409	(161,715)	(23,808)	(258,206)

Income tax expense	-	-	-	-	-
Net income (loss)	$(111,485)	$3,409	$(161,715)	$(23,808)	$(258,206)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	90,011,852	140,000,000	90,005,893	140,000,000

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
Unaudited

			November 19, 2008
	For the six	For the six	(Inception)
	months ended	months ended	through
	February 28, 2011	February 28, 2010	February 28, 2011

Operating activities:
Net loss	$(161,715)	$(23,808)	$(258,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense		4,987	10,000
Stock issued for services	-	-	2,500
Expenses paid by shareholder/officer	36,964	-	77,664
Changes in operating assets and liabilities:
(Increase) in prepaid expense	-	-	(10,000)
Increase in accounts payable to related-party	21,000	-	21,000
Increase (decrease) in accounts payable	103,591	(5,458)	105,069
Net cash (used in) operating activities	(160)	(24,279)	(51,973)

Financing activities:
Capital contribution	-	-	6,000
Proceeds from issuance of common stock	200,000	-	245,973
Net cash provided by financing activities	200,000	-	251,973

Net change in cash	199,840	(24,279)	200,000
Cash, beginning of period	160	26,905	-
Cash, ending of period	$200,000	$2,626	$200,000

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$-	$2,500
Expenses paid by shareholder/officer	$36,964	$-	$77,664

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 28, 2011

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made. The Company's fiscal year end is August 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

Note 2.  Nature of Business

Gunpowder Gold Corp. (the “Company”), formerly named Spartan Business Services Corp., was incorporated in the State of Nevada on November 19, 2008.  The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and ASC Topic 915-10 “Development Stage Entities”.  The Company has entered into an agreement to acquire a mineral property located in the La Paz County, Arizona, and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds from the sale thereof.

Note 3.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $258,206 through February 28, 2011, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
February 28, 2011

Note 4.  Significant accounting policies

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs
Advertising costs are generally expensed as incurred and are included in advertising and marketing expenses in the accompanying statement of operations.

Mineral Rights and Exploration Costs
The Company has been in the exploration stage since November 2010, when it changed the character of its business and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  In accordance with FASB ASC 930 “Extractive Activities - Mining”, mineral rights include the cost of obtaining unpatented and patented mining claims and the cost of acquisition of properties. Significant payments related to the acquisition of land and mineral rights are capitalized as tangible assets. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments are recorded only when the Company has made or is obliged to make the payment.

The Company expenses all costs related to the maintenance and development of mineral interests prior to the establishment of proven and probable reserves. As of February 28, 2011, the Company had not established any proven or probable reserves.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Environmental expenditures
The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Basic and diluted net loss per share
The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.

In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 28, 2011

Concentrations of credit risk
The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and accounts payable.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

Risks and uncertainties
The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Note 5.  Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-02 and believes that none of them will have a material effect on the Company’s financial statements.

Note 6.  Mineral Property

Pursuant to a mineral property purchase agreement dated January 21, 2011, the Company plans to acquired a 100% undivided right, title and interest in a mineral claim, located in the La Paz County, Arizona.

Note 7.  Related party transactions

During the six months ended February 28, 2011 and 2010, a shareholder paid $36,964 and $-0-, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of February 28, 2010 and August 31, 2010, the balance of these amounts was $77,664 and $40,700, respectively.

During the period ended February 28, 2011 and 2010, the Company accrued $21,000 and $-0-, respectively, of consulting expenses payable to a shareholder/officer of the Company.

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
February 28, 2011

Note 8.  Stockholders’ equity and warrants

In November 2010, the Company revised and restated its articles of incorporation to increase the amount of authorized capital to 305,000,000 shares, consisting of 5,000,000 preferred shares and 300,000,000 shares of Common stock, and the Company had a 10:1 forward stock split.  All references in the accompanying financial statements have been retroactively stated to reflect these changes.

The Company initiated a private placement in February 2011, for the sale of 266,667 Units at $0.75 per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a term of two years, expiring on March 1, 2013. No warrants have been exercised as of February 28, 2011. The subscription raised $200,000 in proceeds from one investor.

The Company calculated the fair value of these warrants of $163,734 using the Black Scholes model.  The Company used the following assumptions: stock price of $1.04, an exercise price of $0.90, expected term of 24 months (using the simplified method), volatility of 108%, and discount rate of 0.69%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

The following is a summary of the status of all of the Company’s stock warrants as of February 28, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at September 1, 2010	-	$0.00
Granted	266,667	$0.90
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at February 28, 2011	266,667	$0.90
Warrants exercisable at February 28, 2011	266,667	$0.90

The following tables summarize information about stock warrants outstanding and exercisable at February 28, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$0.90	266,667	2.00	$15.50
	266,667	2.00	$15.50

Note 9.  Subsequent Events

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of April 14, 2011. The subscription raised $200,000 in proceeds from one investor.

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

Plan of Operation

On April 9, 2009, the Securities and Exchange Commission declared our Registration Statement on Form S-1 effective.  We registered 4,000,000 shares of our Common Stock at an offering price of $.01 per share in order to raise $40,000 as our initial capital.  The Company then filed an application with FINRA on Form 211 to have its Common Stock be listed for public trading.

The Company is a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. We do not anticipate going into production ourselves but instead anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies such as the Company. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have contain commercially exploitable reserves.  Exploration for natural resource reserves is a speculative venture involving substantial risks. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost. To date, we have one mining property under option.

Mineral Exploration Property – Dome Rock

On January 21, 2011, the Company entered into an Option Agreement (the "Agreement") with Horizon Exploration Inc. ("Horizon"), whereby Horizon granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Dome Rock Property which contains 62 unpatented mineral claims and subject only to a royalty, being located in La Paz County, Arizona (the "Property").

 Under the terms of the Agreement, Horizon has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making cash payments to Horizon of  $67,448.53 within 31 days of signing the Agreement, which was amended to 31 days from March  9, 2011, $20,000 on or before January 21, 2012,  $30,000 US on or before January 21, 2013, $40,000 on or before the January 21, 2014, $50,000 on or before January 21st, 2015, $60,000 on or before January 21, 2016, $60,000 on or before January 21st, 2017. The Company shall also be responsible for making all necessary property payments to keep the Property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $750,000 on or before the first anniversary of the signing of the Agreement (ii) $750,000 on or before the second anniversary of the signing of the Agreement; and (iii) $500,000 on or before the third anniversary of the signing of the Agreement.

The Company may terminate the Agreement at any time by giving 30 days notice of such termination of the Agreement.

In the event that the company spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the exploration expenditures to be incurred in the succeeding period for no more than three consecutive years. In the event the exploration expenditures are not completed during the required time frame, any deficits will be paid in cash to Horizon immediately after the end of the anniversary in which it occurs.

The Company has the right to accelerate all payments due under this Agreement in order to exercise the Option at an earlier date.

If and when the Option has been exercised, a 100% right, title and interest in and to the Property will vest in the Company free and clear of all charges, encumbrances and claims, save and except for the royalty. At such time, the Company shall be entitled to record such transfers at its own cost with the appropriate government office to effect legal transfer of such interest in the Property into the name of the Company

Upon the commencement of commercial production, the Company shall pay to Horizon an amount equal to a 3.0% Net Smelter Return on the Property (Royalty), on the terms and conditions as set out in the agreement.

If the Company is in default of the Agreement, Horizon may terminate the Agreement but only if:

Horizon has first given the Company notice of the default containing particulars of the obligations which the Company has not performed or the warranty breached and the Company has not, within 30 days following delivery of such notice of default, cured such default or commenced proceedings to cure such default by appropriate payment or performance, the Company hereby agreeing that should it so commence to cure any default it will prosecute the same to completion without undue delay. In the event the Company is forced to cure the defect to preserve the status of the Property, the cure of the defect by the Company will include a 10% overhead fee to Horizon.

Should the Company fail to comply with the provisions in the last paragraph, Horizon may thereafter terminate this Agreement by giving notice thereof to the Company, always provided that the default in question has not been cured or substantially cured at the time of Horizon giving such notice of termination.

The Agreement contains an arbitration clause and is governed by the laws of the State of Nevada.

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through February 28, 2011. For the period from inception, November 19, 2008 through the quarter ended February 28, 2011, the Company recognized a net loss of $ 258,206.

Comparison of Three Months Ended February 28, 2011 and 2010

During the three months ended February 28, 2011, the Company incurred general and administrative expenses of $85,525 compared to an income of $3,409 during the three month period ended February 28, 2010, an increase of 2,609%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the three months ended February 28, 2011, the Company incurred a consulting fee of $13,000 payable to a related party for services compared to no related party consulting fees during the three months ended February 28, 2010.

During the three months ended February 28, 2011, the Company incurred $12,960 in advertising and marketing fees compared to no marketing or advertising fees during the three months ended February 28, 2010.

During the three months ended February 28, 2011, the Company realized a net loss of $111,485 compared to a net income of $3,409 during the three month period ended February 28, 2010, an increase of 3,370%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and advertising and marketing costs.

Comparison of Six Months Ended February 28, 2011 and 2010

During the six months ended February 28, 2011, the Company incurred general and administrative expenses of $127,755 compared to $23,808 during the six month period ended February 28, 2010, an increase of 437%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the six months ended February 28, 2011, the Company incurred consulting fees of $21,000 payable to a related party for services compared to no related party consulting fees during the six months ended February 28, 2010.

During the six months ended February 28, 2011, the Company incurred $12,960 in advertising and marketing fees compared to no marketing or advertising fees during the six months ended February 28, 2010.

During the six months ended February 28, 2011, the Company realized a net loss of $161,715 compared to a net loss of $23,808 during the six month period ended February 28, 2010, an increase of 579%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and advertising and marketing costs.

Liquidity and Capital Resource

At February 28, 2011, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.  On February 24, 2011, the Company realized $200,000 from the sale of its common stock in a private placement. However, the Company anticipates that additional capital will be necessary to complete its business plans for fiscal 2011.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended February 28, 2011.  This evaluation was conducted by Neil Jason Pestell, our President, Chief Executive Officer and principal accounting officer.

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

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2011, the Company closed a private placement of 266,667 units at $.75 per unit for a total offering price of $200,000.  The units were offered by the Company pursuant to an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.  Each unit consists of one share of common stock of the Company and one non-transferable share purchase warrant.  The warrants are exercisable at a price of $.90 per share and expire on March 1, 2013.  The private placement was fully subscribed to by a non-U.S. corporation.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6.   Exhibits.

(a)	Exhibits

1.1	Amendment to Articles of Incorporation filed November 5, 2010, is hereby incorporated herein by reference to Exhibit 1.1 to the Form 8-K current report of the Company dated November 22, 2010.

10.1	Form of warrant covering 266,667 shares of common stock is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 1, 2011.

10.2	Warrant Agreement dated April 8, 2011, with NRG Enterprises Ltd. Is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated April 14, 2011.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNPOWDER GOLD CORPORATION

Date: April 18, 2011

/s/ Neil Jason Pestell
Neil Jason Pestell
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director