Form 10-Q
period 2011-05-31
Gunpowder Gold Corp
filed 2011-07-20
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of July 5, 2011:   90,501,961 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2010) and three months ended May 31, 2011, are not necessarily indicative of results that may be expected for the year ending August 31, 2011.  The financial statements are presented on the accrual basis.

CONDENSED FINANCIAL STATEMENTS

GUNPOWDER GOLD CORPORATION
(fka Spartan Business Services)

GUNPOWDER GOLD CORP.
(Formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

May 31, 2011

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Unaudited Interim Condensed Balance Sheets

ASSETS	May 31, 2011	August 31, 2010

Current assets:
Cash and cash equivalents	$184,861	$160
Prepaid expense	4,699	-
Total current assets	$189,560	$160

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$95,745	$1,478
Accounts payable to related-party	3,500	-
Note payable to related-party	76,860	40,700
Total current liabilities	176,105	42,178

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 300,000,000 shares authorized;
90,501,961 and 90,000,000 shares issued and outstanding
at May 31, 2011 and August 31, 2010, respectively	90,502	90,000
Additional paid-in-capital	363,971	(35,527)
Deficit accumulated during exploration stage	(441,018)	(96,491)
Total stockholders' equity (deficit)	13,455	(42,018)

Total liabilities and stockholders' equity (deficit)	$189,560	$160

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Unaudited Interim Condensed Statements of Operations

					November 19, 2008
	For the three	For the three	For the nine	For the nine	(Inception)
	months ended	months ended	months ended	months ended	through
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	62,708	6,432	191,373	30,240	291,364
Consulting fee - related-party	15,000	-	36,000	-	36,000
Advertising and marketing	6,545	-	19,505	-	19,505
Impairment loss on mineral claim	20,000	-	20,000	-	20,000
Exploration cost	77,649	-	77,649	-	77,649
	181,902	6,432	344,527	30,240	444,518

Loss from operations	(181,902)	(6,432)	(344,527)	(30,240)	(444,518)

Other income (expense)

Other income	-	-	-	-	3,500
Interest expense	-	-	-	-	-
Loss before income taxes	(181,902)	(6,432)	(344,527)	(30,240)	(441,018)

Income tax expense	-	-	-	-	-
Net loss	$(181,902)	$(6,432)	$(344,527)	$(30,240)	$(441,018)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	90,402,217	140,000,000	90,139,453	140,000,000

The accompanying notes are an integral part of the financial statements

 GUNPOWDER GOLD CORP.
(formerly: Spartan Business Services Corp.)
(An Exploration Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

			November 19, 2008
	For the nine	For the nine	(Inception)
	months ended	months ended	through
	May 31, 2011	May 31, 2010	May 31, 2011

Operating activities:
Net loss	$(344,527)	$(30,240)	$(441,018)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization expense		7,507	10,000
Stock issued for services	-	-	2,500
Impairment loss on mineral claim	20,000	-	20,000
Expenses paid by shareholder/officer	36,160	-	76,860
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(4,699)	-	(14,699)
Increase in accounts payable to related-party	3,500	-	3,500
Increase (decrease) in accounts payable	94,267	(10,012)	95,745
Net cash (used in) operating activities	(195,299)	(32,745)	(247,112)

Cash flows from investing activities:
Purchase of mineral claims	(20,000)	-	(20,000)
Net cash (used in) investing activities	(20,000)	-	(20,000)

Financing activities:
Capital contribution	-	6,000	6,000
Proceeds from issuance of common stock	400,000	-	445,973
Net cash provided by financing activities	400,000	6,000	451,973

Net change in cash	184,701	(26,745)	184,861
Cash, beginning of period	160	26,905	-
Cash, ending of period	$184,861	$160	$184,861

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$-	$2,500

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
May 31, 2011

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made. The Company's fiscal year end is August 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Note 3.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $441,048 through May 31, 2011, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
May 31, 2011

Note 4.  Significant accounting policies

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs
Advertising costs are generally expensed as incurred and are included in advertising and marketing expenses in the accompanying statement of operations.

Mineral Rights and Exploration Costs
Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these  costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests.  This, however, involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Impairment of Long-Lived Assets
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17, if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
May 31, 2011

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

Note 5.  Mineral Property

Pursuant to a mineral property purchase option agreement dated January 21, 2011 and amended on March 9th, 2011, the Company plans to acquired a 100% undivided right, title and interest in a mineral claim, located in the La Paz County, Arizona, known as the Dome Rock Property. Agreed to consideration consisted of the following:

1.	Scheduled option agreement payments as defined below:
•	$20,000 to be paid within 30 days of the effective date of the amended agreement.
•	$20,000 on or before the first anniversary of the Agreement;
•	$30,000 on or before the first anniversary of the Agreement;
•	$40,000 on or before the first anniversary of the Agreement;
•	$50,000 on or before the first anniversary of the Agreement;
•	$60,000 on or before the fifth, sixth and seventh anniversary of the Agreement;

2.	Paying any amounts to keep the property in good standing

3.	Scheduled option agreement payments as defined below:
•	Exploration expenditures on the property of $750,000 on or before the first and second anniversary of the Agreement;
•	Exploration expenditures on the property of $500,000 on or before the third anniversary of the Agreement;

During the nine months ended May 31, 2011, the Company recorded $20,000 in acquisition cost for mineral claims. The acquisitions costs have been impaired and expensed during the current period because there have not been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable.  Consequently, we have recorded an impairment loss for the full amount of $20,000 for the period ended May 31, 2011. Please see ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
May 31, 2011

During the nine months ended May 31, 2011 and 2010, the Company has incurred exploration cost of $77,649 and $-0-, respectively.

Note 6.  Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 7.  Related party transactions

During the nine months ended May 31, 2011 and 2010, a shareholder paid $36,160 and $-0-, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of May 31, 2011 and August 31, 2010, the balance of these amounts was $76,860 and $40,700, respectively. During the nine months ended May 31, 2011 and 2010, the Company paid consulting expenses payable to a shareholder/officer of the Company in the amount of $34,000 and $-0-, respectively.

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

The Company closed a private placement in February 2011, for the sale of 266,667 Units at $0.75 per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a term of two years, expiring on March 1, 2013. No warrants have been exercised as of February 28, 2011. The subscription raised $200,000 in proceeds from one investor.

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

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of May 31, 2011. The subscription raised $200,000 in proceeds from one investor.

The Company calculated the fair value of these warrants of $40,235 using the Black Scholes model.  The Company used the following assumptions: stock price of $0.53, an exercise price of $1.00, expected term of 24 months (using the simplified method), volatility of 94%, and discount rate of 0.45%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

GUNPOWDER GOLD CORP.
(fka Spartan Business Services Corp)
(An Exploration Stage Company)
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
May 31, 2011

The following is a summary of the status of all of the Company’s stock warrants as of May 31, 2011.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at September 1, 2010	-	$0.00
Granted	501,961	$0.95
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at May 31, 2011	501,961	$0.95
Warrants exercisable at May 31, 2011	501,961	$0.95
The following tables summarize information about stock warrants outstanding and exercisable at May 31, 2011:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
501,961	1.82	$0.95
501,961	1.82	$0.95

Note 9.  Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

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

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through May 31, 2011. For the period from inception, November 19, 2008 through the quarter ended May 31, 2011, the Company recognized a net loss of $441,018

Comparison of Three Months Ended May 31, 2011 and 2010

During the three months ended May 31, 2011, the Company incurred general and administrative expenses of $62,708 compared to expenses of $6,432 during the three month period ended May 31, 2010, an increase of 90%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the three months ended May 31, 2011, the Company incurred a consulting fee of $15,000 payable to a related party for services compared to no related party consulting fees during the three months ended May 31, 2010.

During the three months ended May 31, 2011, the Company incurred $6,545 in advertising and marketing fees compared to no marketing or advertising fees during the three months ended May 31, 2010.

During the three months ended May 31, 2011, the Company realized a net loss of $181,902 compared to a net loss of $6,432 during the three month period ended May 31, 2010, an increase of 96%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and advertising and marketing costs.

During the three months ended May 31, 2011, the Company incurred $77,649 in exploration costs compared to no exploration costs during the  three months ended May 31, 2010.

Comparison of Nine Months Ended May 31, 2011 and 2010

During the nine months ended May 31, 2011, the Company incurred general and administrative expenses of $191,373 compared to $30,240      during the nine month period ended May 31, 2010, an increase of 84%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the nine months ended May 31, 2011, the Company incurred consulting fees of $36,000 payable to a related party for services compared to no related party consulting fees during the nine months ended May 31, 2010.

During the nine months ended May 31, 2011, the Company incurred $19,505 in advertising and marketing fees compared to no marketing or advertising fees during the nine months ended May 31, 2010.

During the nine months ended May 31, 2011, the Company realized a net loss of $344,527 compared to a net loss of $30,240 during the six month period ended May 31, 2010, an increase of 91%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and advertising and marketing costs.

During the nine months ended May 31, 2011, the Company incurred $77,649 in exploration costs compared to no exploration costs during the  nine months ended May 31, 2010.

Liquidity and Capital Resource

At May 31, 2011, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.  On April 8, 2011, the Company realized $200,000 from the sale of its common stock in a private placement. However, the Company anticipates that additional capital will be necessary to complete its business plans for fiscal 2011.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended May 31, 2011.  This evaluation was conducted by Neil Jason Pestell, our President, Chief Executive Officer and principal accounting officer.

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

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2011, the Company closed a private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of July 5, 2011. The subscription raised $200,000 in proceeds from one investor.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6.   Exhibits.

(a)	Exhibits

10.1	Warrant Agreement dated April 8, 2011, with NRG Enterprises Ltd. Is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated April 14, 2011.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNPOWDER GOLD CORPORATION

Date: July 18, 2011

/s/ Neil Jason Pestell
Neil Jason Pestell
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director