Form 10-K
period 2011-08-31
Gunpowder Gold Corp
filed 2011-12-14
CIK 1454298

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of November 27 was approximately $18,100,392.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1943 subsequent to the distribution of securities under a plan confirmed by a court. Yes    No 

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: 90,501,961 shares outstanding $ .001 par value

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

Gunpowder Gold Corporation

TABLE OF CONTENTS

Glossary of Mining Terms

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

BLEG sampling. Bulk leach sampling. A large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 parts per billion.

CSMT Survey. A Controlled Source Magneto-telluric geophysical method used to map the variation of the Earth’s resistance to conduct electricity by measuring naturally occurring electric and magnetic fields at the Earth’s surface.

Controlled Source Magneto-telluric Survey (CSMT). The recording of variations in a generated electrical field using sophisticated geophysical survey methods.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Ground magnetic survey. Recording variations in the earth’s magnetic field and plotting same.

Ground radiometric survey. A survey of radioactive minerals on the land surface.

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulage way for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Rhyolite plug dome. A domal feature formed by the extrusion of viscous quartz-rich volcanic rocks.

Scintillometer survey. A survey of radioactive minerals using a scintillometer, a hand-held, highly accurate measuring device.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks

Stope(s), An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Volcanic center. Origin of major volcanic activity

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Gunpowder Gold Corporation. (hereinafter referred to as the “Company,” “Gunpowder Gold” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Item 1.    Description of Business

Gunpowder Gold Corporation (formerly called Spartan Business Services Corporation) (the “Company) is engaged in natural resource exploration and is focused on the acquisition, exploration and development of natural resource properties. Currently, we are in the exploration state and are undertaking exploration programs in Arizona.

History

On November 19, 2008, the Company was incorporated under the laws of the State of Nevada, with the corporate name of Spartan Business Services Corporation..  The Company intended to provide various business services to third parties but did not conduct any active business.

On August 10, 2010, Mr. Neil J. Pestell acquired control of the Company through his acquisition of all of the common stock of the Company formerly owned by Mr. Reno J. Calabrigo. Effective August 10, 2010, Mr. Pestell became the sole director, Chief Executive Officer, President, Treasurer and Secretary of the Company and Mr. Calabrigo resigned from such positions and Mr. Pestell promptly chose to redirect the Company resources and pursue potential mining and exploration opportunities for gold, silver and precious metals.

In November 2010, the Company revised and restated its Articles of Incorporation to change its name to Gunpowder Gold Corp, and to increase the amount of authorized capital to 305,000,000, consisting of 5,000,000 Preferred shares and 300,000,000 Common shares, and to affect a 10:1 forward stock split.

The Company changed its name to Gunpowder Gold Corporation, and changed its trading symbol on the over-the-counter Bulletin Board (OTCQB) to GUNP to reflect this new focus.

On January 21, 2011, the Company entered into an Option Agreement with Horizon Exploration Inc. ("Horizon"), whereby Horizon granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Dome Rock Property being located in La Paz County, Arizona subject to a 3.0% net smelter royalty. The 1,280 acre Dome Rock property, consists of 62 unpatented mining claims in the Dome Rock Mountains in the northwest area of the State of Arizona, in the fairway of the world famous Walker Lane Gold Trend (the "Property").

On January 24, 2011, Mr. Richard Kehmeier and Mr. Dennis Lance were appointed Directors of the Company.

Business Operations

We are a natural resource exploration and mining company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company.

Though the Company could focus on developing a resource property from the identification stage to the stage of mining production, the costs and time frame for doing so are considerable. The subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by Gunpowder Gold Corporation to these major mining companies, it would provide an immediate return to our shareholders eliminating the need for a long term focus. This strategy also mitigates the need for the Company to raise considerable exploration capital, source further management expertise in this specialized field and also minimizes exposure to the many risks of mine startup. If successful, this strategy will provide the Company with a future capital source to support future operations and growth.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have either optioned or purchased in Arizona contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have a property under option, and are in the early stages of exploring thi property. There has been no definitive indication as yet that any commercially viable mineral deposits exist on thi property, and there is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

Currently, we have no full time employees. Our sole officer and three Directors provide planning and organizational services on a part-time basis.

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
8

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

We will require additional funds to achieve our current business strategy goals. An inability to secure adequate funding will cause our business to fail.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of natural resource properties. We will need to raise additional funds in the future through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because our Directors serve as officers and directors of other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Certain directors work for other mining and mineral exploration companies. Due to time demands placed on our directors and officers, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. Certain directors’ full-time employment with other entities limits the amount of time they can dedicate to us as a director. Our directors may have a conflict of interest in helping us identify and obtain the rights to mineral properties because they may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our directors to provide us with geological services. However, we cannot be certain that a conflict of interest will not arise in the future. To date, there have not been any conflicts of interest between any of our directors or officers and the Company.

Our auditors have issued a going concern opinion expressing substantial doubt that we can continue.

As noted in our financial statements, the Company has incurred a net operating loss of $489,375 through August 31, 2011. The Company has not commenced its operations and is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management, significant shareholders and others sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property options we have in Arizona prove to contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business

We are in the early stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date we have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide shareholders and potential investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because access to our mineral claim may be restricted by inclement weather, we may be delayed in our exploration

Access to our mineral properties may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the early stages of our business, Mr. Pestell, the only officer of the company, will not be spending all of his time working for the Company. Mr. Pestell will expend enough time to undertake the work programs that have been approved by the Company. Later, if the demands of our business require additional time from Mr. Pestell, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Pestell to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Pestell’s other interests increase. Competing demands on Mr. Pestell’s time may lead to a divergence between his interests and the interests of our shareholders.

Risks Related To Governmental Regulations

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States, where we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Description of Properties.

The principal executive offices of the Company are leased and are located on the 10 th Floor, 3 Hardman Street, Manchester M3 3HF, United Kingdom.

In the following discussion relating to our interests in mining property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

Dome Rock Property

Acquisition of Interests

Pursuant to an Option Agreement, dated January 21, 2011, with Horizon Exploration Inc. ("Horizon") (the “Option Agreement”), the Company acquired the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Dome Rock Property located in La Paz County, Arizona subject to a 3.0% net smelter royalty.

Pursuant to the Option Agreement, the Company paid an initial cash payment to Horizon of $67,448.53 within 31 days of signing the Option Agreement, and is required to pay instalments of $20,000 US on or before January 21, 2012; $30,000 US on or before January 21, 2013; $40,000 on or before the January 21, 2014; $50,000 on or before January 21, 2015; $60,000 on or before January 21, 2016; and $60,000 on or before January 21, 2017. The Company shall also be responsible for making all necessary property payments to keep the Property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

The Company shall complete the following exploration expenditures on the Property as follows: (i) $750,000 on or before the first anniversary of the signing of the Agreement (ii) $750,000 on or before the second anniversary of the signing of the Agreement; and (iii) $500,000 on or before the third anniversary of the signing Agreement. If the Company fails to expend such minimum expenditures, the Option Agreement may be terminated by the seller. As of August 31, 2011, the Company has expended only $77,649, a shortfall of $672,351.

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

If and when the Option has been exercised, a 100% right, title and interest in and to the Property will vest in the Company free and clear of all charges, encumbrances and claims, save and except for the Royalty. At such time, the Company shall be entitled to record such transfers at its own cost with the appropriate government office to effect legal transfer of such interest in the Property into the name of the Company

Upon the Commencement of Commercial Production, the Company shall pay to Horizon a 3.0% of Net Smelter Returns on the Property (Royalty), on the terms and conditions as set out in the agreement.

If the Company is in default of the Agreement, Horizon may terminate the Agreement but only if:

Horizon has first given the Company notice of the default containing particulars of the obligations which the Company has not performed or the warranty breached and the Company has not, within 30 days following delivery of such notice of default, cured such default or commenced proceedings to cure such default by appropriate payment or performance, the Company hereby agreeing that should it so commence to cure any default it will prosecute the same to completion without undue delay. In the event the Company is forced to cure the defect to preserve the status of the property, the cure of the defect by the Company will include a 10% overhead to Horizon.

Should the Company fail to comply with the provisions in the last paragraph, Horizon may thereafter terminate this Option Agreement by giving notice thereof to the Company, always provided that the default in question has not been cured or substantially cured at the time of Horizon giving such notice of termination.

Description and Location of the Dome Rock Property

Note: The “Dome Rock” Property located in La Paz County, Arizona is identified in the maps below as “BHR CLAIM GROUP” .

BHR CLAIM GROUP
Wash
Wash
Dome Basin
Mine
Boyer
Gap
Gravel
Pit
Oldman
Mtn
Diablo
Pass
Middle Camp
Mtn
Bear
Mine
Marquitta
Pass
Quartzsite
Wash
Landing
Strip
Julian Mine
Granite
Mtn
La Cholla
Sugarloaf
Peak
Cholla
Mtn
Well
Well
P
L
A
S
O
P
Declination
GN
MN
GN 1° 31' E
MN 11° 46' E
Copyright (C) 2008, MyTopo

SCALE 1:100000

0 10000 20000

FEET

FIGURE 1
Horizon Exploration Inc.
BHR Claim Group
Location Map

14

The 1,280 acre Dome Rock property, identified on the map as consists of 62 unpatented mining claims in the Dome Rock Mountains in the northwest area of the State of Arizona, located in the fairway tract of the world famous Walker Lane Gold Trend (the "Dome Rock Property"). The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver. Dome Rock lies in the historic Plomosa District, 5 miles north of the town of Quartzite, Arizona and approximately 150 miles southeast of Las Vegas, Nevada. This region's Lode and Placer gold has been heavily sought after since the 18th century, and based on historical records and data from former claim holders, the Company believes this property has the potential to host a commercial gold find.

Dome Rock is just 9 miles south of the famous Copperstone mine which is located at the Northern tip of the Dome Rock Mountain chain. To this day, Copperstone lays claim to the largest gold discovery in Arizona in recent history. Cyprus Gold's profitably open pit mined 500,000 oz of gold. American Bonanza Gold Corporation is presently exploring the remaining underground resource, which contains a 0.363 oz/t oxide gold resource with 313,000 ounces of gold in the Measured and Indicated categories and 256,000 ounces of gold in the Proven and Probable Mineral Reserves category.

The Company plans to utilize all historical work performed to date in the region and to conduct sedimentary rock sampling and assaying, for the purpose of developing a detailed exploration program.

Exploration History of the Dome Rock Mountains

The history of mining in southwest Arizona extends back to the times of the early Spaniards in the Americas. Later, when the pioneers came to the region they found many old mines and prospect pits. Evidence of mining activity has been found throughout the Plomosa Mountains, Dome Rock Mountains, the Castle Dome area, and also present-day Ehrenberg. The discovery of gold placers in the Gila Mountains opened the door for American prospectors who scoured the mountains and deserts of Arizona in search of mineral wealth. The 1860's witnessed big strikes in the Bradshaw Mountains, Castle Dome Mountains, and Trigo Mountains. The La Paz District and the Rich Hill deposits were all discovered in the early 1860's. In 1894, the Fortuna vein was discovered on the west flank of the Gila Mountains, where the Fortuna Mine produced some $3 million in gold during its first decade of operation.

The placers in the La Paz district were discovered by Captain Pauline Weaver in January 1862, when he panned a small amount of gold from a gulch called El Arollo de la Tenaja in the Dome Rock Mountains. By 1866, the La Paz diggings had extended around the Dome Rock Mountains west of Jackpot and into Goodman Arroyo, Arroyo La Paz, Farrar Gulch, and over into Middle Camp and southward into the Orb Fino and La Cholla Placers. This sparked the beginning of the gold rush in the region, and led to about $1 million in placer gold recovered in the first year and another $1 million by 1864, which totaled about 96,800 ounces in the first 5 years.

The La Cholla District is located on the eastern slopes of the Dome Rock Mountains. Here the gold is found in a bed of loose quartz rubble that occurs at a depth of about 80 feet. The gold-bearing gravels were carried to the surface by the early miners - it is this quartz rubble in which present-day metal detectors find gold. La Cholla is one of the few places in the west where crystallized gold has been found.

.. In the area of the Dome Rock Mountains there are 3 locations where the majority of gold activity occurred: (a) La Cholla, located on the east side of the Dome Rock Mountains, about 7 miles west of Quartzite, in an east-west trending belt that stretches nearly 5 miles; (b) Middle Camp, at the east foot of the mountains, just north of the Oro Fino Placers, an area 4-5 miles E-W and 1 mile N-S, in which rich seams of gravel at bedrock hosting placer gold can be found; (c) Oro Fino, at the east foot of the mountains, where there are rich placers as well. On the west side of the Dome mountains, extensive placers and several lode mines have produced a total of about 100,000 gold ounces from dry wash placers and 5,000 ounces of lode gold from area veins. It is estimated that over $3 million worth of gold was recovered in the years 1868 to 1908.

The gold in placers is attributed to the erosion of the many gold-bearing veins distributed throughout the metamorphic rocks in the area. The largest areas of placer gravels are found along the more persistent gold-quartz veins.

Gunpowder's Dome Rock project is just 9 miles south of the famous Copperstone mine which is located at the Northern tip of the Dome Rock Mountain chain. To this day, Copperstone lays claim to the largest gold discovery in Arizona in recent history. Cyprus Gold profitably open pit mined 500,000 oz of gold between 1987-1983. American Bonanza Gold Corporation is presently exploring the remaining underground resource, which contains a 0.363 oz/t oxide gold resource with 313,000 ounces of gold in the Measured and Indicated categories and 256,000 ounces of gold in the Proven and Probable Mineral Reserves category.

Geology of the Dome Rock Property

Dome Rock lies within the central-western region of Arizona which is characterized by north to northwest trending mountain ranges surrounded by alluvial plains, within the Basin and Range province of western Arizona loosely identified as middle to late Mesozoic in age.

Mid-Tertiary low-angle normal faults (detachment faults) are now recognized as fundamental regional structures in this region. The northern Dome Rock Mountains appear to structurally underlie the northeast-dipping Moon Mountain detachment fault, the lowest of a probable overlapping stack of detachment structures in the region. Some detachment faults host significant gold deposits, the nearest being the 500,000 oz. Copperstone deposit, located about 9 miles north of the property. The Copperstone deposit is located in quartz latite porphyry within the hanging wall of the Moon Mountain detachment fault. This fault is reportedly exposed in the Moon Mountains (an extension of the Dome Rock Mountains) north of the property. Other detachment fault gold deposits within about 70 miles include Picacho, Mesquite and Fancher.

The property lies south of Boyer Gap in rocks similar in age to those near the Copperstone deposit. Rocks present on the property are mostly metarhyodacite porphyry, metasedimentary-volcanic assemblage and south ridge augen gneiss. Middle Camp granite is present in the southeastern part of the property. These rock types are cut by dikes of schist, metadiorites and other rock types. Quartz veins are present here.

Gold occurs as native flakes within fault breccia, gouge and shear zones related to the faulting. The wall and host rocks are typically Triassic sediments and Jurassic quartz latite volcanics. Gold is commonly associated with hematite, chlorite, quartz, manganese oxide and copper oxide mineralization.

The Dome Basin Mine north of the property reportedly produced a small amount of copper, gold, and silver ore around 1900. The mine reportedly was located under a strong iron gossan and extensive epidotization over a metavolcanic rock, possibly an intrusive sill between sedimentary formations.

Current State of Exploration

The Company has completed the first sub-phase (1-A) of its two part Initial exploration program on the Dome Rock property in Arizona.

The phase 1-A exploration program included sediment sampling wherein multiple sediment samples were taken on several of the washes draining the claims. Sample locations were determined in the field and established by GPS. Samples were submitted for assay. Outcrop sampling was also conducted and chip samples were sent for assay.

Assay results were encouraging in that several of the samples presented similar metals ratios (Cu to Au) as other deposits in the district (Little Butte and Copperstone). Management considers this important because it indicates that the Dome Rock claim block may be proximal to economic mineralization.

Several samples also contained the abundant hematite that is typical of ore grade mineralization in the Plomosa district.

Based on the results of the data gathered and analyzed in the first phase (1-A) of the exploration program, the Company now has enough information to advance the project to its next phase (1-B). The Company is planning to map some of the geological structures that are present on the Dome Rock property and also take further rock chip samples, which will be submitted for assay. The Company’s objective is to delineate drill targets to move forward with an aggressive drilling program.

Dome Rock Claim

The property consists of steep ridges separated by deeply incised washes lying mostly on the northeast side of the Dome Rock Mountains. Topographic relief on the property is over 500 feet. A large, northeastward-trending wash system drains most of the eastern and central parts of the property. Smaller washes drain the extreme northern, western and southern parts. The property is accessible using a normal passenger vehicle. The site does not have any permanent equipment , water and electricity are not currently available.

Geological Exploration Program

The Dome Rock property is located in a region with extensive exploration history, indicating that resources are present and the prospect for economic recovery of gold support management's decision to proceed with further exploration. The property is located in close proximity to that of other major deposits along the same geological formation, and may have the potential to hold reserve deposits equal to those of other companies located in the area.

Gunpowder has launched its Initial Phase exploration program, which includes stream sediment sampling wherein multiple stream sediment samples will be taken on several of the washes draining the claims. Sample locations will be determined in the field and established by GPS. Samples will be submitted for 34 element analysis by ICP (inductively-coupled plasma) and gold analysis by gold assay and ICP finish. The 34 element analysis will cover "pathfinder minerals" which often occur with gold deposits.

Outcrop merit sampling will also be conducted during stream sediment sampling and chip samples will be taken for assaying. Fire assays of previously taken samples will also be undertaken. The company will fire assay samples taken from BHR claims 1 through 61 together with 5 samples taken from a vein located in the BHR 62 claim.

The results of the sampling and assaying will be covered in a geological report, and recommendation will be provided to management so that further exploration may take place on the property as expeditiously as possible.

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company filed an amendment to Article 4 of its Articles of Incorporation with the Secretary of State of the State of Nevada on November 5, 2010, which changed the name of the corporation to Gunpowder Gold Corporation from Spartan Business Services Corporation and which increased the authorized number of shares of Common Stock from 70,000,000 shares to 300,000,000 shares of Common Stock, $.001 par value.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Market Information.

Our Common Stock is traded on the on the OTC-QB, a marketplace developed by the OTC Markets Group, Inc. (“OTC-QB”) under the ticker symbol “GUNP.” The OTC-QB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq. The following table sets forth the range of quarterly high and low closing bid prices of the Common Stock as reported on http://www.otcmarkets.com during the years ended August 31, 2011 and August 31, 2010:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2011	Fourth Quarter	$0.265	$0.20
	Third Quarter	$0.30	$0.20
	Second Quarter	$1.18	$0.18
	First Quarter	$1.19	$0.35
2010	Fourth Quarter	$2.95	$.30
	Third Quarter	$.40	$.105
	Second Quarter	$.45	$.20
	First Quarter	$.00	$.00

(1)	The Common Stock of the Company became eligible for trading on the over-the-counter Bulletin Board on December 6, 2010.

(2)	The prices of the Common Stock of the Company have been adjusted to reflect the 10-for-1 forward stock split of the Common Stock that became effective on November 19, 2010.

(3)	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Warrants or Options.

Please refer to Note 6 under the caption “Stockholders’ Equity and Warrants” for detailed information regarding to outstanding warrants.

We have not granted any stock options to the executive officers or directors of the Company since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Please refer to Note 6 under the caption “Stockholders’ Equity and Warrants” for detailed information regarding to private placements.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There were no purchases of equity securities by the Company or affiliates during the fiscal year ended August 31, 2011.

Item 6.   Selected Financial Data

	Year Ended	Year Ended
	August 31, 2011	August 31, 2010
Revenues	$0	$0
Operating, general and administrative expense	$392,480	$74,410
Other Income	$0	$3,500
Loss from foreign exchange	$404	$0
Provision for income taxes	$0	$0
Net loss	$(392,884)	$(70,910)
Comprehensive loss	$—	$—
Net loss per share	$0	$0

Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

As a natural resource exploration company our focus is to locate prospective properties that may host mineral reserves that could eventually be put into mining production. With this in mind, we have to this date identified and secured interests in a mining claim with respect to property in the Walker Lane area in the State Arizona.

We do not presently intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a reasonable cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue during the next twelve months.

Plan of Operation

During the twelve-month period ending August 31, 2012, our objective is to continue to explore the properties subject to our mining claim. We continue to run our operations with the use of contract operators, and as such do not anticipate a material change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our three directors, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending August 31, 2012.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Dome Rock

On January 21, 2011 simultaneous with the execution and delivery of the Option Agreement with Horizon, the Company made the initial property option payment of $67,448.53 on March 9, 2011.

The Dome Rock Option Agreement requires on-going property payments of $20,000 US on or before January 21, 2012; $30,000 US on or before January 21, 2013; $40,000 on or before the January 21, 2014; $50,000 on or before January 21, 2015; $60,000 on or before January 21, 2016; and $60,000 on or before January 21, 2017. The Company shall also be responsible for making all necessary property payments to keep the Property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

The Company shall complete the following exploration expenditures on the property as follows: (i) $750,000 on or before the first anniversary of the signing of the Agreement (ii) $750,000 on or before the second anniversary of the signing of the Agreement; and (iii) $500,000 on or before the third anniversary of the signing Option Agreement.

_________________________________

By January 21, 2012, the Company is contractually required to incur $750,000 on exploration costs on the property. The total amount of exploration expenditures made on the Dome Rock Property through August 31, 2011, is $77,649, a shortfall of $672,351. If the Company fails to meet its minimum exploration requirement of a total of $750,000, its options rights to the Dome Rock property may be terminated by the seller under the terms of its Option Agreement.

We are planning to map some of the geological structures that are present on the Dome Rock property and also take further rock chip samples, which we will submit for assay. Our objective is to delineate drill targets so we can move forward with an aggressive drilling program, as rapidly as possible.

On April 9, 2009, the Securities and Exchange Commission declared our Registration Statement on Form S-1 to be effective. We registered 4,000,000 shares of Common Stock at an offering price of $.01 in order to raise $40,000 as our initial capital. The Company then filed an application with FINRA on Form 211 to be listed on the over-the-counter Bulletin Board.

Results of Operations

The Company did not have any operating income from the inception (November 19, 2008) through August 31, 2011. For the period from inception, November 19, 2008, through the year ended August 31, 2011, the Company recognized an accumulated deficit of $489,375.

Comparison of fiscal year ended August 31, 2011, to the fiscal year ended August 31, 2011, to the fiscal year ended August 31, 2009:

General and Administrative costs. General and administrative costs increased from $74,410 in the fiscal year ended August 31, 2010, compared to $223,326 during the fiscal year ended August 31, 2011, a increase of 66.7%, because of the additional legal & professional of start-up costs and the acquisition costs as a public company during fiscal 2010.

Consulting Fees. Consulting fees increased by $52,000 from the fiscal years ended August 31, 2010 to fiscal year ended Augut 31, 2011.

Advertising and Marketing. Advertising and marketing costs increased by $19,505 from the fiscal years ended August 31, 2010 to fiscal year ended August 31 2011.

Impairment Loss and Mining Claims. The Company incurred an impairment loss on its Arizona mining claim of $20,000 during the fiscal year ended August 31, 2011, compared to $0 impairment loss during the fiscal year ended August 31, 2010, because no proved resources were established during fiscal 2011.

Exploration Cost. The Company incurred $77,649 in exploration costs during the fiscal year ended August 31, 2011, compared to $0 exploration costs during the fiscal year ended August 31, 2010, as a result of the Company’s acquisition of its first undeveloped mining property in Arizona during the fiscal 2011 and its Phase I exploration during fiscal 2011.

Net Loss. The Company incurred an increase in net loss from operations of $392,480 during the fiscal year ended August 31, 2011, compared to a net loss of $74,410 during the fiscal year ended August 31, 2010, primarily as a result of the exploration costs of its Arizona mining claim of $77,649, and the impairment loss related its Arizona mining claim. This represents an increase in loss of $318,070, or 81%. Based upon the capital requirements of the Option Agreement for the Arizona mining claim, the Company expects a substantial increase in its net loss from operations for its fiscal year ending August 31, 2012.

Liquidity and Capital Resource

At August 31, 2011, the Company only had $57,396 in cash capital and must rely upon the issuance of Common Stock and additional capital contributions from shareholders and others to fund the capital expenditure requirements regarding the Dome Rock Option Agreement and to fund its administrative expenses pending full implementation of the Company’s business model.

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

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8.  Financial Statements and Supplementary Data

GUNPOWDER GOLD CORP.

(Formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gunpowder Gold Corp. (fka Spartan Business Services Corp.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Gunpowder Gold Corp. (fka Spartan Business Services Corp.) (An Exploration Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 and since inception on November 19, 2008 through August 31, 2011. Gunpowder Gold Corp.’s (fka Spartan Business Services Corp.) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gunpowder Gold Corp. (fka Spartan Business Services Corp.) (An Exploration Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 and since inception on November 19, 2008 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 12, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251-

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(A Exploration Stage Company)

Balance sheets

	August 31, 2011	August 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$57,396	$160
Prepaid expense	5,435	—
Deposit	542	—
Total current assets	$63,374	$160

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$18,416	$1,478
Accounts payable to related-party	3,000	—
Note payable to related-party	76,860	40,700
Total current liabilities	98,276	42,178

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock; $.001 par value, 300,000,000 shares authorized; 90,501,961 and 90,000,000 shares issued and outstanding at August 31, 2011 and 2000, respectively	90,502	90,000
Additional paid-in-capital	363,971	(35,527)
Deficit accumulated during exploration stage	(489,375)	(96,491)
Total stockholders' equity (deficit)	(34,902)	(42,018

Total liabilities and stockholders' equity (deficit)	$63,374	$160

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(A Exploration Stage Company)

Statements of Operations

			November 19, 2008
	For the	For the	(Inception)
	year ended	year ended	through
	August 31, 2011	August 31, 2010	August 31, 2011

Revenues	$—	$—	$—

Operating expenses
General and administrative	223,326	74,410	323,317
Consulting fee - related-party	52,000	—	52,000
Advertising and marketing	19,505	—	19,505
Impairment loss on mineral claim	20,000	—	20,000
Exploration cost	77,649		77,649
	393,480	74,410	492,471

Income (loss) from operations	(393,480)	(74,410)	(492,471)

Other income (expense)
Other income		3,500	3,500
(loss) from foreign exchange	(404)	—	—
Loss before income taxes	(392,884)	(70,910)	(489,375)

Income tax expense	—	—	—
Net income (loss)	$(392,884)	$(70,910)	$(488,375)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	90,308,612	90,000,000

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(A Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

						Accumulated
					Additional	Deficit during	Total
	Preferred stock		Common Stock		paid-in	Development	Shareholders'
	Shares	Amount	Shares	Amount	capital	Stage	(deficit)

Balance November 19, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—
Common shares issued for cash on November 25, 2008 at $0.0001 per share	—	—	75,000,000	75,000	(67,500)	—	7,500
Common shares issued for service on November 25, 2008 at $0.0001 per share	—	—	25,000,000	25,000	(22,500)	—	2,500
Common shares issued relating to private placement, at $0.001 per share, net of $1,527 of offering costs	—	—	40,000,000	40,000	(1,527)	—	38,473
Net (loss) from Inception through August 31, 2009	—	—	—	—	—	(25,581)	(25,581)
Balance August 31, 2009	—	$—	140,000,000	$140,000	$(91,527)	$(25,581)	$22,892

Capital contribution, March 1 and May 6, 2010					6,000		6,000
Common shares cancelled, August 31, 2010	—	—	(50,000,000)	(50,000)	50,000	—	—
Net (loss) for the year ended August 31, 2010	—	—	—	—	—	(70,910)	(70,910)
Balance August 31, 2010	—	$—	90,000,000	$90,000	$(35,527)	$(96,491)	$(42,018)

Common shares issued relating to private placement, February 24, 2011 at $0.75 per share	—	—	266,667	267	199,733	—	200,000
Common shares issued relating to private placement, April 8, 2011 at $0.85 per share	—	—	235,294	235	199,765	—	200,000
Net (loss) from Inception through August 31, 2011	—	—	—	—	—	(392,884)	(392,884)
Balance August 31, 2011	—	$—	90,501,961	$90,502	$(363,971)	$(489,375)	$(34,902)

All numbers have been retroactively stated per the 10:1 forward split affected in Nov 2010.

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(A Exploration Stage Company)

Statements of Cash Flows

			November 19, 2008
	For the	For the	(Inception)
	year ended	year ended	through
	August 31, 2011	August 31, 2010	August 31, 2011

Operating activities:
Net loss	$(393,884)	$(70,910)	$(489,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense		9,699	10,000
Stock issued for services	—	—	2,500
Impairment loss on mineral claim	20,000
Expenses paid by shareholder/officer	36,160	40,700	76,860
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(5,436)	—	(15,435)
(Increase) in depopsit	(542)	—	(542)
(Decrease) increase in accounts payable to related-party	3,000	—	3,000
(Decrease) increase in accounts payable	16,938	(12,234)	18,416
Net cash (used in) operating activities	(322,764)	(32,745)	(374,577)

Investing activities:
Purchase of mineral claim	(20,000)		(20,000)
Net cash provided by investing activities	(20,000)	—	(20,000)

Financing activities:
Capital contribution		6,000	6,000
Proceeds from issuance of common stock	400,000	—	445,973
Net cash provided by financing activities	400,000	6,000	451,973

Net change in cash	(57,236)	(26,745)	57,396
Cash, beginning of period	160	26,905	—
Cash, ending of period	$57,396	$160	$57,396

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash activities:
Issuance of common stock for services	$—	$2,500	$2,500
Loss from foreign exchange	$404	$—	$404

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(Formerly: Spartan Business Services Corp.)

(A Exploration Stage Company)

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

Nature of business and organization

Gunpowder Gold Corp. (the “Company”), formerly named Spartan Business Services Corp., was incorporated in the State of Nevada on November 19, 2008. The Company is an Exploration Stage Company as defined by Guide 7 of the Securities Exchange Commission’s Industry Guide and ASC Topic 915-10 “Development Stage Entities”. The Company has entered into an agreement to acquire a mineral property located in the La Paz County, Arizona, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds from the sale thereof

Use of estimates

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

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of August 31, 2011, there were $19,505 advertising costs incurred, and none for 2010

Environmental expenditures

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

Note 1. Nature of Business and Summary of Significant Accounting Policies -continued

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

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended August 31, 2011 and 2010.

Income taxes

The Company accounts for its income taxes in accordance with ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$489,375	$96,491
Income tax rate	34%	34%
	166,387	32,807
Less valuation allowance	(166,387)	(32,807)
	$—	$—

Through August 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At August 31, 2011, the Company had $489,375 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2028.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended August 31, 2011 and 2010 is as follows:

	2011		2010_
U.S. federal statutory income tax rate	34.0%		34.0%
State tax - net of federal benefit	0.0%		0.0%
	34.0%		34.0%
Increase in valuation allowance	(34.0%	)	(34.0%	)
Effective tax rate	0.0%		0.0%

Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $489,375 through August 31, 2011. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

3.                  Annual work requirements as defined below:

•         Exploration expenditures on the property of $750,000 on or before the first and second anniversary of the Agreement;

•         Exploration expenditures on the property of $500,000 on or before the third anniversary of the Agreement;

During the year ended August 31, 2011, the Company recorded $20,000 in acquisition cost for mineral claims. The acquisitions costs have been impaired and expensed during the current period because there have not been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $20,000 for the year ended August 31, 2011. Please see ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

Note 4. Related party transactions

During the year ended August 31, 2011 and 2010, a shareholder paid $36,160 and $-0-, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of August 31, 2011 and 2010, the balance of these amounts was $76,860 and $40,700, respectively. During the year ended August 31, 2011 and 2010, the Company recorded consulting expenses payable to shareholders/officers of the Company in the amount of $52,000 and $-0-, respectively.

At August 31, 2011, the company has $3,000 of accounts payable due to two directors of the company.

Note 5. Other income

During the year ended August 31, 2010, the Company reversed $3,500 of accrued accounting fees payable to Moore & Associates, the predecessor auditor due to the PCAOB revoking the registration of Moore & Associates because of violations of PCAOB rules. The reversed accrued was reflected in the other income account. Management believes that they are not likely to ever pay this debt.

Note 6. Stockholders’ equity and warrants

The Company's articles of incorporation provide for the authorization of five million (5,000,000) shares of preferred stock with par values of $0.001 and three hundred million (300,000,000) shares of common stock with par value of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. As of August 31, 2011 and 2010 the Company had 90 million shares of common stock issued and outstanding, respectively. The Company has not issued any shares of preferred stock.

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

The Company closed a private placement in February 2011, for the sale of 266,667 Units at $0.75 per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a term of two years, expiring on March 1, 2013. No warrants have been exercised as of August 31, 2011. The subscription raised $200,000 in proceeds from one investor.

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

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of May 31, 2011. The subscription raised $200,000 in proceeds from one investor.The Company calculated the fair value of these warrants of $40,235 using the Black Scholes model. The Company used the following assumptions: stock price of $0.53, an exercise price of $1.00, expected term of 24 months (using the simplified method), volatility of 94%, and discount rate of 0.45%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

The following is a summary of the status of all of the Company’s stock warrants as of August 31, 2011.

	Number Of Warrants	Weighted- Average Exercise Price
Outstanding at September 1, 2010	—	$0.00
Granted	501,961	$0.95
Exercised	—	$0.00
Cancelled	—	$0.00
Outstanding at August 31, 2011	501,961	$0.95
Warrants exercisable at August 31, 2011	501,961	$0.95

The following tables summarize information about stock warrants outstanding and exercisable at August 31, 2011:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
501,961	1.82	$ 0.95
501,961	1.82	$ 0.95

Note 7. Subsequent events

On September 18, 2011, the Company closed the private placement of 466,667 Units at .15 per unit per Unit, for aggregate gross proceeds of $70,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $.25 per share during a term expiring on April 15, 2013. The subscription raised $70,000 in proceeds from one investor.

The Company has evaluated all subsequent events through the date the financial statements have been issued and has determined that no other events occurred.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Neil J. Pestell	Chief Executive Officer, President, Secretary and Treasurer	42	August 10, 2010
Richard Kehmeier	Director	63	January 24, 2011
Dennis Lance	Director	67	January 24, 2011

Business Background

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Neil J. Pestell, Mr. Pestell has been the Chairman of the Board, President, Chief Financial Officer, Secretary, and Treasurer of the Company since August 10, 2010. From 2008 to 2010, he was the Chief Executive Officer and President of CPF (Thermal Solutions) L.T.D. that served as a consultant to various capital development projects in the United Kingdom, including sites in preparation for the 2012 summer Olympic games. Mr. Pestell was previously employed as a thermal insulation and systems engineer by NIC Construction in the United Kingdom, including the position of Development Manager.

Richard Kehmeier is a Certified Professional Geologist with nearly forty years of international experience in all phases of resource development for the mining industry. Mr. Kehmeier has been the Senior Geologist for Vector Engineering Inc. in Golden, Colorado. During his caree,r he has held such positions as Vice President of Exploration at Gold Reserve Corp and Atlas Corporation and has worked for companies such as Union Carbide, and Anaconda. Mr. Kehmeier graduated from the Colorado School of Mines with a Bachelor of Science in Geological Engineering and a Master of Science in Geology. Mr. Keheier is an exploration consultant to the Company and he is paid $500 per month for such services.

Dennis Lance is an exploration geologist with more than 40 years of domestic and international experience in base and precious metals exploration. Mr. Lance has an extensive background both in field and management positions, and has worked for such companies as Phelps Dodge Corporation, Houston Oil and Minerals and USMX Inc. Mr. Lance has acted as an independent geological consultant to mining exploration companies, including Thunder Mountain Gold, Inc., from 2006 to present and Freegold Ventures Ltd., from 2006 to 2008 where his responsibilities were surveying, geochemistry, geological mapping and generative exploration work in preparation for 43-101 resource estimates. Mr. Lance earned a B.A. in Earth Science from California State University, and attended Graduate School at the Mackay School of Mines (University of Nevada). Mr. Lance became a Director of the Company on January 24, 2011.

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

Item 11.   Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended August 31, 2011 and 2010.

					Long-Term Compensation
		Annual compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Neil J. Pestell,	2011	$0	$0	$44,000	$0	$0	$0	$0
Chief Executive Officer, President,
Secretary and Treasurer	2010	$0	$0	$0	$0	$0	$0	$0

Reno J. Calabrigo	2011	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, President, Secretary and Treasurer	2010	$0	$0	$0	$0	$0	$0	$0

Molly Blaszczak Chief Executive Officer,	2011	$0	$0	$0	$0	$0	$0	$0
President, Secretary and Treasurer	2010	$14,500	$0	$0	$2,500	$0	$0	$0

All executive officers as a group		14,500		$44,000	$2,500

35

_______________________

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

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

Board Compensation

Directors of the Company have not received any compensation in their capacity as directors during the fiscal years ended August 31, 2010 and 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding securities of the Company by officers and directors as well as those who own beneficially more than five percent of our outstanding Common Stock as of August 31, 2011.

Name and Address	Amount and Nature	Percentage
of Beneficial Owner(1)	of Beneficial Ownership	of Class

Neil J. Pestell 10 th Floor 3 Hardman Street Manchester, M3 3HF United Kingdom	50,000,000 shares of Common Stock	55.%

Cede & Co. 55 Water Street New York, New York	19,300,000 shares of Common Stock	21.3%

Richard J. Kehmeier 25817 Red Cload Drive Conifer, Colorado 80433

Dennis L. Lance P.O. Box 448 Weiser, Idaho 83672

_____________________

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on September 1, 2010 or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended August 31, 2011 and 2010, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

Seale and Beers, CPAs for fiscal year ended August 31, 2011	$11,250	$0	$0	$0

Seale and Beers, CPAs for fiscal year ended August 31, 2010	$4,750	$0	$0	$0

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

Reference is made to the statements of operations of the financial statements of the Company for the fiscal year ended August 31, 2011, included in this Form 10-K annual report of the Company.

31.1	Certification of Neil J. Pestell

32.1	Certification of Neil J. Pestell

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gunpowder Gold Corporation

Date: December ___, 2011	By:	/s/ Neil J. Pestell
Neil J. Pestell
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Neil J. Pestell	December 14, 2011
Neil J. Pestell, Chief Executive Officer, President and Director

/s/ Richard J. Kehmeier	December 14, 2011
Richard J. Kehmeier, Director

/s/ Dennis L. Lance	December 14, 2011
Dennis L. Lance, Director

