Form 10-K/A
period 2011-08-31
Gunpowder Gold Corp
filed 2011-12-14
CIK 1454298

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
incorporation or organization)

4835 Impressario Court

Suite 109

Las Vegas, NV 89149

(Address of principal executive offices)

Registrant’s telephone number, including area code: 702-380-7865

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended August 31, 2011, filed with the Securities and Exchange Commission on December 14, 2011 (the "Form 10-K"), is solely to correct a clerical error on the cover page and in Item 12.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 6. Exhibits.

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Filed Previously
32.1	Section 1350 Certifications	Filed Previously

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Description of Properties.

The principal executive offices of the Company are leased and are located at 4830 Impressario Court, Suite 109, Las Vegas, NV 89149.

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

Richard J. Kehmeier 4830 Impressario Court Suite 109 Las Vegas, NV 89149

Dennis L. Lance 4830 Impressario Court Suite 109 Las Vegas, NV 89149

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

