Form 10-Q
period 2011-11-30
Gunpowder Gold Corp
filed 2012-01-17
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-34976

GUNPOWDER GOLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4830 Impressario Court

Suite 109

Las Vegas, NV 89149

(Address of principal executive offices)

Registrant’s telephone number, including area code: (702) 380-7865

(Former name, address and fiscal year, if changed since last report):

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of January 13, 2012:   90,975,294 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2011) and three months ended November 30, 2011, are not necessarily indicative of results that may be expected for the year ending August 31, 2012.  The financial statements are presented on the accrual basis.

CONDENSED FINANCIAL STATEMENTS

GUNPOWDER GOLD CORPORATION

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

Unaudited Interim Condensed Balance Sheets

	November 30, 2011	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,730	$57,396
Prepaid expense	5,225	5,436
Deposit	—	542
Total current assets	$23,955	$63,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$41,619	$18,416
Accounts payable to related-party	3,000	3,000
Note payable to related-party	76,860	76,860
Total current liabilities	121,479	98,276

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	—	—
Common stock; $.001 par value, 300,000,000 shares authorized; 90,975,294 and 90,501,961 shares issued and outstanding at November 30, 2011 and August 31, 2011, respectively	90,975	90,502
Additional paid-in-capital	434,498	363,971
Deficit accumulated during exploration stage	(622,997)	(489,375)
Total stockholders' equity (deficit)	(97,524)	(34,902)

Total liabilities and stockholders' equity (deficit)	$23,955	$63,374

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

			November 19, 2008
	For the three	For the three	(Inception)
	months ended	months ended	through
	November 30, 2011	November 30, 2010	November 30, 2011

Revenues	$—	$—	$—

Operating expenses
General and administrative	47,557	42,230	370,874
Consulting fee-related-party	15,000	8,000	67,000
Advertising and marketing	1,875	—	21,380
Impairment loss on mineral claim		—	20,000
Exploration cost	69,150	—	146,649
	133,582	50,230	626,053

Loss from operations	(133,582)	(50,230)	(626,053)

Other income (expense)
Other income	—	—	3,500
Gain (loss) from foreign exchange	(40)	—	(444)
Loss before income taxes	(133,622)	(50,230)	(622,997)

Income tax expense	—	—	—

Net loss	$(133,622)	$(50,230)	$(622,997)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	90,911,751	90,000,000

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			November 19, 2008
	For the three	For the three	(Inception)
	months ended	months ended	through
	November 30, 2011	November 30 2010	November 30, 2011

Operating activities:
Net loss	$(133,622)	$(50,230)	$(622,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	—		10,000
Stock issued for services	—	—	2,500
Impairment loss on mineral claim		—	20,000
Expenses paid by shareholder/officer		22,781	76,860
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	211	—	(15,225)
Decrease (increase) in deposit	542	—	—
Increase in accounts payable to related-party	—	8,000	3,000
Increase (decrease) in accounts payable	23,203	19,289	41,619
Net cash (used in) operating activities	(109,666)	(160)	(484,243)

Cash flows from investing activities:
Purchase of mineral claims	—	—	(20,000)
Net cash (used in) investing activities	—	—	(20,000)

Financing activities:
Capital contribution	—		6,000
Proceeds from issuance of common stock	71,000	—	516,973
Net cash provided by financing activities	71,000		522,973

Net change in cash	(38,666)	(160)	18,730
Cash, beginning of period	57,396	160	—
Cash, ending of period	$18,730	$—	$18,730

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash activities:
Issuance of common stock for services	$—	$—	$2,500
Gain (loss) foreign exchange	$84	$—	$(320)

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2011

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made. The Company's fiscal year end is August 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2011 audited financial statements.  The results of operations for the periods ended November 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

On December 13, 2011 Mr. Neil Pestell resigned as President, Treasurer, Secretary and Director of Gunpowder Gold Corp. (“the Company”). From February 26, 2010 to August 29, 2011, Mr. Dory was paid $4,000 per month for his services to the Company.

On December 13, 2011, Mr. Michael Nott was appointed President, Treasurer, Secretary and Director of the Company. Mr. Nott is paid $2,000 per month for his services to the Company.

Note 3.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $622,997 through November 30, 2011, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2011

Note 4.  Significant accounting policies

Revenue recognition

The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

Advertising costs

Advertising costs are generally expensed as incurred and are included in advertising and marketing expenses in the accompanying statement of operations.

Mineral Rights and Exploration Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Exploration costs incurred to develop new ore deposits substantially in advance of current exploration are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to exploration costs including related property and equipment costs. To determine if these  costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2011

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

Note 5.  Mineral Property

Pursuant to a mineral property purchase option agreement dated January 21, 2011 and amended on March 9, 2011, the Company plans to acquired a 100% undivided right, title and interest in a mineral claim, located in the La Paz County, Arizona, known as the Dome Rock Property. Agreed to consideration consists of the following:

1.	Scheduled option agreement payments as defined below:
	·	$20,000 to be paid within 30 days of the effective date of the amended agreement.

·	$20,000 on or before the first anniversary of the Agreement;
·	$30,000 on or before the second anniversary of the Agreement;

·	$40,000 on or before the third anniversary of the Agreement;
·	$50,000 on or before the fourth anniversary of the Agreement;

·	$60,000 on or before the fifth, sixth and seventh anniversary of the Agreement;

2.	Paying any amounts to keep the property in good standing

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2011

3.	Scheduled option agreement payments as defined below:
	·	Exploration expenditures on the property of $750,000 on or before the first and second anniversary of the Agreement;

·	Exploration expenditures on the property of $500,000 on or before the third anniversary of the Agreement;

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

During the three months ended November 30, 2011 and 2010, the Company has incurred exploration cost of $69,150 and $-0-, respectively.

Note 6.  Recent accounting pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 7.  Related party transactions

During the three months ended November 30, 2011 and 2010, a shareholder paid $-0- and $22,781, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. As of November 30, 2011 and August 31, 2011, the balance of these amounts was $$76,860.

During the three months ended November 30, 2011 and 2010, the Company recorded consulting expenses payable to shareholders/officers of the Company in the amount of $15,000 and $8,000, respectively.

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

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of November 30, 2011. The subscription raised $200,000 in proceeds from one investor.

The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

November 30, 2011

On September 12, 2011, the Company closed the private placement of 473,333 Units at .15 per unit per Unit, for aggregate gross proceeds of $71,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $.25 per share during a term expiring on April 15, 2013. The subscription raised $71,000 in proceeds from one investor.

The Company calculated the fair value of these warrants of $77,153 using the Black Scholes model. The Company used the following assumptions: stock price of $0.20, an exercise price of $0.25, expected term of 24 months (using the simplified method), volatility of 208%, and discount rate of 0.25%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

The following is a summary of the status of all of the Company’s stock warrants as of November 30, 2011.

	Number Of Warrants	Weighted- Average Exercise Price
Outstanding at September 1, 2010	—	$0.00
Granted	975,294	$0.61
Exercised	—	$0.00
Cancelled	—	$0.00
Outstanding at November 30, 2011	975,294	$0.61
Warrants exercisable at November 30, 2011	975,294	$0.61

The following tables summarize information about stock warrants outstanding and exercisable at November 30, 2011:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
975,294	1.47	$0.61
975,294	1.47	$0.61

Note 9.  Subsequent events

The Company has evaluated subsequent events through the date that the financial statements were issued. The following Subsequent Events need to be disclosed:

On December 13, 2011, Mr. Pestell, a former Company Director and current shareholder, agreed to forgive all debts owing to him by the Company of $76,860 for nominal consideration.

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

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through November 30, 2011. For the period from inception, November 19, 2008 through the quarter ended November 30, 2011, the Company recognized a net loss of $622,997

Comparison of Three Months Ended November 30, 2011 and 2010

During the three months ended November 30, 2011, the Company incurred general and administrative expenses of $ 47,557 compared to expenses of $42,230 during the three month period ended November 30, 2010, an increase of 13%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the three months ended November 30, 2011, the Company incurred a consulting fee of $15,000 payable to a related party for services compared to $8,000 related party consulting fees during the three months ended November 30, 2010, an increase of 88%.

During the three months ended November 30, 2011, the Company incurred $ 1,875 in advertising and marketing fees compared to no marketing or advertising fees during the three months ended November 30, 2010.

During the three months ended November 30, 2011, the Company realized a net loss of $ 133,622 compared to a net loss of $50,230 during the three month period ended November 30, 2010, an increase of 166%.  The increase in net loss was attributable primarily to the increases in its general administrative expenses, consulting fees, and advertising and marketing costs.

During the three months ended November 30, 2011, the Company incurred $69,150 in exploration costs compared to no exploration costs during the three months ended November 30, 2010.

Liquidity and Capital Resource

At November 30, 2011, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.  On September 12, 2011, the Company realized $71,000 from the sale of its common stock in a private placement. However, the Company anticipates that additional capital will be necessary to complete its business plans for fiscal 2012.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended November 30, 2011.  This evaluation was conducted by Michael Nott, our President and Chief Executive Officer.

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

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are not effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 12, 2011, the Company closed a private placement of 473,333 Units at .15 per Unit, for aggregate gross proceeds of $71,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $.25 per share during a term expiring on September 12, 2013. No warrants have been exercised as of January 17, 2011. The subscription raised $71,000 in proceeds from one Non-US investor pursuant to Regulation S promulgated under Securities Act of 1933.

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

GUNPOWDER GOLD CORPORATION

Date: January 17, 2012

/s/ Michael Nott_______________________
Michael Nott
Chief Executive Officer and President

