Form 10-K/A
period 2011-08-31
Gunpowder Gold Corp
filed 2012-02-22
CIK 1454298

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: 800-939-5793

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K and Amendment No. 1 to Form 10-K for the fiscal year ended August 31, 2012 with the Securities and Exchange Commission on December 14, 2011 (collectively, the "Form 10-K").

This Amendment No. 2 to the Form 10-K is being filed by the Company solely for the purpose of the inclusion of certain information required by Form 10-K and Items 307 and 308 of Rule S-K.

We hereby amend our Form 10-K by adding the information provided below at the end of Part II. In addition, this Form 10-K/A includes currently dated Exhibit 31 certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 and Exhibit 32 certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item	Description
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

Other than as described above, this Amendment No. 2 speaks as of the filing date of the Form 10-K and does not purport to, amend, update or restate any other information or disclosure included in the Form 10-K, as amended and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with our Form 10-K and any other filings we made with the SEC subsequent to the filing of the Form 10-K

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended August 31, 2011, the Company has had no changes in internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ s assets that could have a material effect on the financial statements.

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

Our management evaluated the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting as of August 31, 2011.  This evaluation was conducted by Neil Pestell, the Company’s previous Chief Executive Officer and President.

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

Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Conclusion

Based upon his evaluation of our controls, our Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls and financial reporting controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls and internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Item 9(B).  Other Information.

None

PART IV

Item 15.   Exhibits. Financial Statement Schedules.

Exhibits

31.1	Certification of Michael Nott

32.1	Certification of Michael Nott

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gunpowder Gold Corporation

Date: February 22, 2012	By:	/s/ Michael Nott
Michael Nott
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael Nott	February 22, 2012
Michael Nott, Chief Executive Officer, President and Director

/s/ Richard J. Kehmeier	February 22, 2012
Richard J. Kehmeier, Director

/s/ Dennis L. Lance	February 22, 2012
Dennis L. Lance, Director