Form 10-Q
period 2012-02-29
Gunpowder Gold Corp
filed 2012-04-16
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 001-34976

GUNPOWDER GOLD CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	26-3751595
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4830 Impressario Court

Suite 109

Las Vegas, NV 89149

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 939-5793

(Former name, address and fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of April 5, 2012:   92,641,961 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from year end (August 31, 2011) and six months ended February 29, 2012, are not necessarily indicative of results that may be expected for the year ending August 31, 2012.  The financial statements are presented on the accrual basis.

CONDENSED FINANCIAL STATEMENTS

GUNPOWDER GOLD CORPORATION

2

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)
Unaudited Interim Condensed Balance Sheets

ASSETS	February 29, 2012	August 31, 2011

Current assets:
Cash and cash equivalents	$52,884	$57,396
Prepaid expense	14,000	5,436
Deposit	-	542
Total current assets	$66,884	$63,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$8,190	$18,416
Accounts payable to related-party	7,000	3,000
Note payable to related-party	-	76,860
Total current liabilities	15,190	98,276

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
authorized, zero shares issued and outstanding	-	-
Common stock; $.001 par value, 300,000,000 shares authorized;
92,641,961 and 90,501,961 shares issued and outstanding
at February 29, 2012 and August 31, 2011, respectively	92,642	90,502
Additional paid-in-capital	609,789	363,971
Deficit accumulated during exploration stage	(650,737)	(489,375)
Total stockholders' equity (deficit)	51,694	(34,902)

Total liabilities and stockholders' equity (deficit)	$66,884	$63,374

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Operations

					November 19, 2008
	For the three	For the three	For the six	For the six	(Inception)
	months ended	months ended	months ended	months ended	through
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	11,433	85,525	59,009	127,755	382,326
Consulting fee - related-party	16,084	13,000	31,084	21,000	83,084
Advertising and marketing	-	12,960	1,875	12,960	21,380
Impairment loss on mineral claim	-	-	-	-	20,000
Exploration cost	-	-	69,150	-	146,799
	27,517	111,485	161,118	161,715	653,589

Loss from operations	(27,517)	(111,485)	(161,118)	(161,715)	(653,589)

Other income (expense)

Other income	-	-	-	-	3,500
Gain(loss) from foreign exchange	(202)	-	(244)	-	(648)
Loss before income taxes	(27,719)	(111,485)	(161,362)	(161,715)	(650,737)

Income tax expense	-	-	-	-	-
Net loss	$(27,719)	$(111,485)	$(161,362)	$(161,715)	$(650,737)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	91,657,760	90,000,000	91,079,860	90,000,000

The accompanying notes are an integral part of the financial statements

 GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

Unaudited Interim Condensed Statements of Cash Flows

			November 19, 2008
	For the six	For the six	(Inception)
	months ended	months ended	through
	February 29, 2012	February 28, 2011	February 29, 2012

Operating activities:
Net (loss) profit	$(161,362)	$(161,715)	$(650,737)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization expense	-		10,000
Stock issued for services	-	-	2,500
Impairment loss on mineral claim		-	20,000
Expenses paid by shareholder/officer		36,964	76,860
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expense	(8,564)	-	(24,000)
Decrease (increase) in deposit	542	-	-
Increase in accounts payable to related-party	4,000	20,000	7,000
Increase (decrease) in accounts payable	(10,226)	104,591	8,190
Net cash (used in) operating activities	(175,610)	(160)	(550,187)

Cash flows from investing activities:
Purchase of mineral claims	-	-	(20,000)
Net cash (used in) investing activities	-	-	(20,000)

Financing activities:
Capital contribution	100	-	6,100
Payment for release of debt from shareholder	(2)	-	(2)
Proceeds from issuance of common stock	171,000	200,000	616,973
Net cash provided by financing activities	171,098	200,000	623,071

Net change in cash	(4,512)	199840	52,884
Cash, beginning of period	57,396	160	-
Cash, ending of period	$52,884	$200,000	$52,884

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash activities:
Issuance of common stock for services	$-	$-	$2,500
Gain (loss) foreign exchange	$84	$-	$(320)
Debt forgiveness	$74,858	-	$-

The accompanying notes are an integral part of the financial statements

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2012

Note 1.  Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made. The Company's fiscal year end is August 31.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2011 audited financial statements.  The results of operations for the periods ended February 29, 2012 and February 28, 2011 are not necessarily indicative of the operating results for the full years.

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

Note 3.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $650,737 through February 29, 2012, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

February 29, 2012

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

February 29, 2012

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

Note 5.  Mineral Property

The Company entered into a mineral property purchase option agreement dated January 21, 2011 and amended on March 9th, 2011. This agreement was replaced by a new agreement dated January 17, 2012, pursuant to this new agreement the Company plans to acquired a 100% undivided right, title and interest in a mineral claim, located in the La Paz County, Arizona, known as the Dome Rock Property. The effect of the transactions was to preserve the Company’s rights under the old agreement and cash payments required under the old option agreement are still required under the new option agreement, but their due dates were all extended by approximately one year. The Company cannot apply prior payments to the new option agreement. The Option shall be in good standing and exercisable by the Optionee by:

i.	Paying the following amounts on or before the dates specified in the following schedule to the Optionor:

1.	Paying $40,000 on or before January 17, 2013, the first anniversary of the Agreement;
2.	Paying $40,000 on or before January 17, 2014, the second anniversary of the Agreement;
3.	Paying $40,000 on or before January 17, 2015, the third anniversary of the Agreement;
4.	Paying $50,000 on or before January 17, 2016, the fourth anniversary of the Agreement;
5.	Paying $60,000 on or before January 17, 2017, the fifth anniversary of the Agreement;
6.	Paying $60,000 on or before January 17, 2018, the sixth anniversary of the Agreement;
7.	Paying $60,000 on or before January 17, 2019, the seventh anniversary of the Agreement;

ii.	Paying all amounts to keep the property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

The Optionee shall incur the following annual work requirements as defined below and agreed to by the parties for the benefit of the Horizon Property:

1.	Exploration expenditures on the property of $750,000 on or before the first anniversary of the execution of the Agreement;
2.	Exploration expenditures on the property of $750,000 on or before the second anniversary of the execution of the Agreement;
3.	Exploration expenditures on the property of $500,000 on or before the third anniversary of the execution of the Agreement;
F-6

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2012

In the event that the Optionee spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the exploration expenditures to be incurred in the succeeding period for no more than three consecutive years. In the event the exploration expenditures are not completed during the required time frame, any deficits will be paid in cash to Horizon immediately after the end of the anniversary in which it occurs.

The Company has not incurred any exploration cost of under the new agreement.

Note 6.  Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 7.  Related Party Transactions

During the six months ended February 29, 2012 and February 28, 2011, a former director/shareholder paid $-0- and $36,964, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. On December 13, 2011, the former director /shareholder, agreed to forgive all debts owing to him by the Company for a nominal consideration of $2. The total amount of debt forgiven was $76,858.

During the six months ended February 29, 2012 and February 28, 2011, the Company recorded consulting expenses payable to shareholders/officers of the Company in the amount of $31,084 and $21,000, respectively.

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

The Company closed a private placement in February 2011, for the sale of 266,667 Units at $0.75 per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a term of two years, expiring on March 1, 2013. No warrants have been exercised as of February 29, 2012. The subscription raised $200,000 in proceeds from one non-US investor.

The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of February 29, 2012. The subscription raised $200,000 in proceeds from one investor.

The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

GUNPOWDER GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

February 29, 2012

On September 12, 2011, the Company closed the private placement of 473,333 Units at .15 per unit per Unit, for aggregate gross proceeds of $71,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $.25 per share during a term expiring on April 15, 2013. No warrants have been exercised as of February 29, 2012. The subscription raised $71,000 in proceeds from one investor.

The Company calculated the fair value of these warrants of $114,735 using the Black Scholes model. The Company used the following assumptions: stock price of $0.25, an exercise price of $0.25, expected term of 24 months (using the simplified method), volatility of 305%, and discount rate of 0.21%. The fair value of the warrants is treated as offering costs and it would be a debit and credit entry to additional paid in capital resulting in a null effect in net equity.

On February 14, 2012, the Company closed the private placement of 1,666,667 Units at $0.06 per unit, for aggregate gross proceeds of $100,000. The subscription raised $100,000 in proceeds from one non-US investor. There were no warrants issued with this subscription.

The following is a summary of the status of all of the Company’s stock warrants as of February 29, 2012.

	Number Of Warrants	Weighted-Average Exercise Price
Outstanding at September 1, 2011	-	$0.00
Granted	975,294	$0.61
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at February 29, 2012	975,294	$0.61
Warrants exercisable at February 29, 2012	975,294	$0.61

The following tables summarize information about stock warrants outstanding and exercisable at February 29, 2012:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
975,294	1.22	$0.61
975,294	1.22	$0.61

Note 9.  Subsequent Events

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

Mineral Exploration Property – Dome Rock

On January 21, 2011, the Company entered into an Option Agreement (the "Agreement") with Horizon Exploration Inc. ("Horizon"), whereby Horizon granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Dome Rock Property which contains 62 unpatented mineral claims and subject only to a royalty, being located in La Paz County, Arizona (the "Property"). The Agreement was terminated by the Company and simultaneously entered into a New Option Agreement as further described herein.

On January 17, 2012, the Company entered into a new Option Agreement (the "Agreement") with Horizon Exploration Inc. ("Horizon"), whereby Horizon granted the Company an undivided 100% right, title and interest in and to the Dome Rock Property which contains 33 unpatented claims south-of and contiguous-to its BHR62 unpatented mineral claims and subject only to a royalty, being located in La Paz County, Arizona (the "Property").

Horizon Property

Under the terms of the Agreement, Horizon has granted the Company the sole and exclusive option to acquire a 100% undivided interest in and to the Property by making cash payments to Horizon $40,000 on or before the first Anniversary of the Agreement, $40,000 on or before the second Anniversary of the Agreement, $40,000 on or before the third anniversary of the Agreement, $50,000 on or before the fourth Anniversary of the Agreement, $60,000 on or before the fifth Anniversary of the Agreement, $60,000 on or before the sixth Anniversary of the Agreement, $60,000 on or before the seventh Anniversary of the Agreement. The Company shall also be responsible for making all necessary property payments to keep the Property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

3

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

If the Company is in default of the Agreement, Horizon may terminate the Agreement but only if:

Horizon has first given the Company notice of the default containing particulars of the obligation which the Company has not performed or the warranty breached and the Company has not, within 30 days following delivery of such notice of default, cured such default or commenced proceedings to cure such default by appropriate payment or performance, the Company hereby agreeing that should it so commence to cure any default it will prosecute the same to completion without undue delay. In the event the Company is forced to cure the defect to preserve the status of the Property, the cure of the defect by the Company will include a 10% overhead fee to Horizon.

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

Results of Operation

The Company did not have any operating income from inception (November 19, 2008) through February 29, 2012. For the period from inception, November 19, 2008 through the quarter ended February 29, 2012, the Company recognized a net loss of $650,737

Comparison of Six Months Ended February 29, 2012 and 2011

During the Six Months ended February 29, 2012, the Company incurred general and administrative expenses of $59,009 compared to expenses of $127,755 during the Six Month period ended February 28, 2011, a decrease of 54%.  The Company realized an increase in general and administrative expenses as a result of an increase in legal fees, accounting fees, and consulting services.

During the Six Months ended February 29, 2012, the Company incurred a consulting fee of $31,084 payable to a related party for services compared to $21,000 related party consulting fees during the Six Months ended February 28, 2011, an increase of 48%.

During the Six Months ended February 29, 2012, the Company incurred $1,875 in advertising and marketing fees compared to $12,960 in marketing or advertising fees during the Six Months ended February 28, 2011, a decrease of 86%.

During the Six Months ended February 29, 2012, the Company incurred $69,150 in exploration costs compared to no exploration costs during the Six Months ended February 28, 2011.

During the Six Months ended February 29, 2012, the Company realized a net loss of $161,362 compared to a net loss of $161,715 during the Six Month period ended February 28, 2011, a decrease of 0.02%.  The increase in net loss was attributable primarily to the decreases in its general administrative expenses, and advertising and marketing costs.

4

Liquidity and Capital Resource

At February 29, 2012, the Company had limited capital resources and will rely upon the issuance of Common Stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company’s business model.  During the six months ended February 22, 2012, the Company realized $171,000 from the sale of its common stock in a private placement. However, the Company anticipates that additional capital will be necessary to complete its business plans for fiscal 2012.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter ended February 29, 2012.  This evaluation was conducted by Michael Nott, our President and Chief Executive Officer.

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

5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 9. 2012, the Company closed a private placement of 1,666,667 Shares of Common Stock at .06 per Share, for aggregate gross proceeds of $100,000. No warrants were issued in connection with this private placement. The subscription raised $100,000 in proceeds from one Non-US investor pursuant to Regulation S promulgated under Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved.

Item 5. Other Information.

None

Item 6.   Exhibits.

(a)	Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

6

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNPOWDER GOLD CORPORATION

Date: April 16, 2012

/s/ Michael Nott_______________________
Michael Nott
Chief Executive Officer and President

7