Form 10-Q
period 2012-05-31
Gunpowder Gold Corp
filed 2012-06-19
CIK 1454298

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of June 12, 2012:   92,641,961 shares of common stock.

PART I – FINANCIAL INFORMATION		1

PART II – OTHER INFORMATION		1

Item 1.	Legal Proceedings	1

Item 1A.	Risk Factors	1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3.	Defaults Upon Senior Securities	1

Item 4.	Mine Safety Disclosures	1

Item 5.	Other Information	1

Item 6.	Exhibits	1

SIGNATURE		2

PART I

FINANCIAL INFORMATION

Pursuant to Regulation 13A Reports of Issuers of Securities Registered Pursuant to Section 12 (Reg. §240.13a-13 ( c )(2)(i)(ii)), the Company is not required to file Part I - Financial Information for the period ending May 31, 2012 for the following reasons:

a) The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b) The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c) The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and Item 104 of Regulation S-K require certain mine safety disclosures to be made by companies that operate mines regulated under the Federal Mine Safety and Health Act of 1977. However, the requirements of the Act and Item 104 of Regulation S-K do not apply as the Company does not engage in mining activities. Therefore, the Company is not required to make such disclosures.

Item 5. Other Information.

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUNPOWDER GOLD CORPORATION

Date: June 18, 2012

/s/ Michael Nott
Michael Nott
Chief Executive Officer and President

2