Form 10-K
period 2012-08-31
Gunpowder Gold Corp
filed 2012-11-29
CIK 1454298

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 28, 2012 was approximately $247,323.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date: 92,641,961 shares outstanding.

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

Patented or Unpatented Mining Claim. In this Annual Report, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

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

Item 1.  Description of Business

Gunpowder Gold Corporation (the “Company) is engaged in natural resource exploration and is focused on the acquisition, exploration and development of natural resource properties. Currently, we are in the exploration state and are undertaking exploration programs in Arizona.

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

On August 10, 2010, Mr. Neil J. Pestell acquired control of the Company through his acquisition of all of the common stock of the Company owned by a former Director. Effective August 10, 2010, Mr. Pestell became the sole director, Chief Executive Officer, President, Treasurer and Secretary of the Company and promptly chose to redirect the Company resources and pursue potential mining and exploration opportunities for gold, silver and precious metals.

In November 2010, the Company revised and restated its Articles of Incorporation to change its name to Gunpowder Gold Corporation, and to increase the amount of authorized capital to 305,000,000, consisting of 5,000,000 Preferred shares and 300,000,000 Common shares, and to affect a 10:1 forward stock split. The Company changed its trading symbol on the over-the-counter Bulletin Board (OTCQB) to GUNP to reflect this new focus.

On January 21, 2011, the Company entered into an Option Agreement with an unrelated Nevada corporation ("Optionor"), as amended. Optionor granted the Company the sole and exclusive right and option to acquire an undivided 100% right, title and interest in and to the Dome Rock Property being located in La Paz County, Arizona subject to a 3.0% net smelter royalty ("NSR"). The 1,280 acre Dome Rock property, consists of 62 unpatented mining claims in the Dome Rock Mountains in the northwest area of the State of Arizona, in the fairway of the world famous Walker Lane Gold Trend (the "Property").

On January 24, 2011, Mr. Richard Kehmeier and Mr. Dennis Lance were appointed Directors of the Company.

On December 13, 2011, Mr. Pestell resigned from the Company as Director and Officer positions. On December 13, 2011, Mr. Michael Nott was appointed Chief Executive Officer, President, Treasurer and Secretary of the Company.

On January 17, 2012, the Company entered into a new agreement which replaced the agreement dated January 21, 2011. Pursuant to this new agreement the Company (the “Optionee”) has sole excusive right and option to acquire 100% undivided right, title and interest in a mineral claim, located in La Paz County, Arizona, known as the Dome Rock Property subject to a 3% NSR. The effect of the transaction was to preserve the Company’s rights and cash payments required under the old option agreement which are still required under the new option agreement, but their due dates were all extended by approximately one year.

On October 25, 2012, Mr. Lance resigned from the Company as Director.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the properties we have either optioned or purchased contain commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our properties, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have a property under option, and are in the early stages of exploring this property. There has been no definitive indication as yet that any commercially viable mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Employees

Currently, we have no full time employees. Our sole officer and two Directors provide planning and organizational services on a part-time basis.

Item 1A.   Risk Factors

General Risks

Our auditors have issued a going concern opinion expressing substantial doubt that we can continue as a going concern.

The probability of our future prospective mining claims having commercial reserves is remote, and any funds spent on exploration could probably be lost. In all probability, our future claims do not contain any commercial reserves, or may contain reserves which are not economically feasible to recover. As such, any funds spent on exploration could, in all probability, be lost.

Our management has limited technical training or experience in exploring for gold and silver resources or starting and operating a mining exploration program. Further, our management has no training or experience in these areas, and as a result, may not be fully aware of many of the specific requirements related to working the claims within such industry. Our management's decisions and choices may not take into account the standard engineering or managerial approaches that mineral exploration companies commonly use. Consequently our activities, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry. As a result, we may have to suspend or cease activities.

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

We lack an operating history and have losses which we expect to continue into the future. We were incorporated on November 19, 2008, and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to explore our mining claims and our ability to generate revenues from operations upon our claim. Based upon our current plans, we expect to incur operating losses in the foreseeable future. This will happen because there will be expenses associated with the research and exploration of our future mineral properties when they are acquired, and we may not generate revenues in the future. Failure to generate revenues may cause us to suspend or cease activities.

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

The volatility of gold or silver prices in general may adversely affect our exploration efforts. If prices for these metals decline, it may not be economically feasible for us to continue our exploration of our properties or to interest a joint venture partner in funding exploration or developing commercial production at our properties. We may make substantial expenditures for exploration or development of the properties, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

•	industrial and jewelry demand;
•	market supply from new production and release of existing bullion stocks;
•	central bank lending, sales and purchases of gold or silver;
•	forward sales of gold and silver by producers and speculators;
•	production and cost levels in major metal-producing regions;
•	rapid short-term changes in supply and demand because of speculative or hedging activities; and
•	macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest
•	rates and global or regional political or economic events.

Gold and silver exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of gold and silver exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the Company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our Company. The exact number of active competitors at any one time is heavily dependent on current economic conditions.

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

Current Environmental Laws and Regulations

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We expect to make in the future significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and U.S. federal laws and regulations, including:

•	the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;
•	the U.S. Endangered Species Act;
•	the Clean Water Act;
•	the Clean Air Act;
•	the U.S. Resource Conservative and Recovery Act ("RCRA");
•	the Migratory Bird Treaty Act;
•	the Safe Drinking Water Act;
•	the Emergency Planning and Community Right-to-Know Act;
•	the Federal Land Policy and Management Act;
•	the National Environmental Policy Act; and
•	the National Historic Preservation Act.

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

Governmental Regulation

If we commence mining operations in the future, we will be subject to inspection and regulation by:

•	Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.

•	The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

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

As noted in our financial statements, the Company has incurred a net operating loss of $711, 706 through August 31, 2012. The Company has not commenced its operations and is still in the exploration stage, raising substantial doubt about the Company’s ability to continue as a going concern.

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

Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the early stages of our business, Mr. Nott, the only officer of the company, will not be spending all of his time working for the Company. Mr. Nott will expend enough time to undertake the work programs that have been approved by the Company. Later, if the demands of our business require additional time from Mr. Nott, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Nott to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Nott’s other interests increase. Competing demands on Mr. Nott’s time may lead to a divergence between his interests and the interests of our shareholders.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.    Description of Properties.

The principal executive offices of the Company are leased and are located on the 4830 Impressario Court, Suite 109, Las Vegas, NV 89149.

Dome Rock Property

The Company entered into a mineral property purchase option agreement dated January 21, 2011 and amended on March 9th, 2011. This agreement was replaced by a new agreement dated January 17, 2012, pursuant to this new agreement the Company has a sole exclusive right and option to acquire a 100% undivided right, title and interest in 34 mineral claims, located in the La Paz County, Arizona, known as the Dome Rock Property, subject to 3.0% of net smelter royalty. The effect of the transactions was to preserve the Company’s rights under the old agreement and cash payments required under the old option agreement are still required under the new option agreement, but their due dates were all extended by approximately one year. In addition certain mineral claims were adjusted to reflect additional features not present in the original staking. The Company cannot apply prior payments to the new option agreement. Please refer to Note 3 - Mineral Property for the option payment schedule.

In the event that the Optionee spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the exploration expenditures to be incurred in the succeeding period for no more than three consecutive years. In the event the exploration expenditures are not completed during the required time frame, any deficits will be paid in cash to the Optioner immediately after the end of the anniversary in which it occurs.

The Company has incurred $146,799 in exploration expenditures and 20,000 in option payments since entering into the Dome Rock property option agreements.

Description and Location of the Dome Rock Property

Note: The “Dome Rock” Property located in La Paz County, Arizona is identified in the maps below as “Dome Rock Property”.

63
64
69
68
65
BHR-62
71
70
92
67
66
73
72
75
74
77
76
93
79
78
81
80
94
83
82
85
84
95
90
87
86
91
89
88
Oldman Mtn
Diablo Pass
Oldman Tinaque
Marquitta Mine
11
12
14
13
23
24
7

1:24,000

Proposed Claims

The nearly 700 acre Dome Rock property, identified on the map as consists of 34 unpatented mining claims in the Dome Rock Mountains in the northwest area of the State of Arizona, located in the fairway tract of the world famous Walker Lane Gold Trend (the "Dome Rock Property"). The Walker Lane has historically produced over 50 million ounces of gold and 400 million ounces of silver. Dome Rock lies in the historic Plomosa District, 5 miles north of the town of Quartzite, Arizona and approximately 150 miles southeast of Las Vegas, Nevada. This region's Lode and Placer gold has been heavily sought after since the 18th century, and based on historical records and data from former claim holders, the Company believes this property has the potential to host a commercial gold find.

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

Gunpowder's Dome Rock project is just 9 miles south of the famous Copperstone mine which is located at the Northern tip of the Dome Rock Mountain chain. To this day, Copperstone lays claim to the largest gold discovery in Arizona in recent history. Cyprus Gold profitably open pit mined 500,000oz of gold between 1983-1987. American Bonanza Gold Corporation is presently exploring the remaining underground resource, which contains a 0.363 oz/t oxide gold resource with 313,000 ounces of gold in the Measured and Indicated categories and 256,000 ounces of gold in the Proven and Probable Mineral Reserves category.

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

Dome Rock Claim

The property consists of steep ridges separated by deeply incised washes lying mostly on the northeast side of the Dome Rock Mountains. Topographic relief on the property is over 500 feet. A large, northeastward-trending wash system drains most of the eastern and central parts of the property. Smaller washes drain the extreme northern, western and southern parts. The property is accessible using a normal passenger vehicle. The site does not have any permanent equipment; water and electricity are not currently available.

Geological Exploration Program

The Dome Rock property is located in a region with extensive exploration history, indicating that resources are present and the prospect for economic recovery of gold support management's decision to proceed with further exploration. The property is located in close proximity to that of other major deposits along the same geological formation, and may have the potential to hold reserve deposits.

Current State of Exploration

In January, 2011, the Company engaged a third party vendor to commence Phase 1 of the Dome Rock Exploration Program. The program was to be conducted by an Arizona-registered professional geologist and planned to entail sediment sampling on several of the washes draining the claims. Sample locations were to be determined in the field and established by GPS. Outcrop chip sampling was also to be conducted and all samples were to be sent for independent assay.

On July 13, 2011, the Company announced completion of Phase 1-A of its Phase 1 Dome Rock Exploration program. The assay results were encouraging in that several of the samples presented similar metals ratios (Cu to Au) as other deposits in the district (Little Butte and Copperstone). Management considers this important because it indicates that the Dome Rock claim block may be proximal to economic mineralization. Several samples also contained the abundant hematite that is typical of ore grade mineralization in the Plomosa district. Based on the results of the data gathered and analyzed in the first phase (1-A) of the exploration program, the Company now has enough information to advance the project to its next phase (1-B). The Company is planning to map some of the geological structures that are present on the Dome Rock property and also take further rock chip samples, which will be submitted for assay. The Company’s objective is to delineate drill targets to move forward with an aggressive drilling program.

On December 16, 2011, the Company provided updated Phase 1-B results for one of its claim blocks in the Dome Rock Exploration Program. The work included sediment and outcrop chip sampling from within the company's 100% optioned BHR62 claim block. Project geologists collected 16 rock chip and 22 sediment samples, all of which were submitted for 34 element analysis by ICP (inductively-coupled plasma) and gold analysis by gold assay and ICP finish. Several of the samples were anomalous for both copper and gold, and there exist similar geochemical ratios of gold to copper as assays taken from other deposits in the immediate area. Positive results include assays of 17ppb Au, 3.5ppm Ag, 1,000ppm Cu, and strong pathfinder indications for Ba. Further, several samples exhibited copper and hematite staining which is sometimes associated with economic mineralization historically found in the Plomosa District of Arizona, including the Copperstone Mine area, approximately nine miles to the north of Quartzite.

On January 17, 2012, the Company announced that it had expanded its Dome Rock property through an option agreement with the Optionor to include an additional 33 unpatented claims south-of and contiguous-to its BHR62 claim. The Company expanded the project to include nearly seven hundred new acres as a result of the significant precious metals samples we've assayed south of, and contiguous to our BHR62 claim. The Company dispatched a field crew to carry out sampling on this new claim block and expects to advance to the next phase of its exploration program, at which point the technical team will be assessing specific drill targets.

On January 18, 2012, the Company announced further assay results of the recent sampling program conducted on the northern section of the new claim block. Several of the samples assayed strongly for gold, copper and silver, with the highest gold sample valued at 98.6 g/t Au. The assay results show precious metals indications continue to be strong from the Northern section which validates our decision to hold on to BHR62 and to further explore the surrounding area.

On January 19, 2012, the Company announced further results from its recent sampling program conducted on the southern section of the new claim block, approximately 2,500 feet south of BHR62. Several samples assayed strongly for gold, copper and silver, with three gold samples valued greater than 5.0 g/t Au. We now have a total of six samples that assayed greater than 2.0 g/t Au, including one at 98.6 g/t Au, and a copper hit at 4.25% g/t Cu. We are optimistic about the mineral potential on our new claim block. There are several old mine workings and prospects in the region. The majority of our significant Au/Cu samples came from quartz veining with iron oxide, hematite, and copper staining as visual indicators.

Item 3.  Legal Proceedings.

The Company is not currently a party in any legal proceedings, and there has been no previous bankruptcy, receivership, or similar proceedings involving the Company.

Item 4.  Mine Safety Disclosures

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

Market Information.

Our Common Stock is traded on the on the OTC-BB, a marketplace developed by the OTC Markets Group, Inc. (“OTC-BB”) under the ticker symbol “GUNP.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq. The following table sets forth the range of quarterly high and low closing bid prices of the Common Stock as reported on http://www.otcmarkets.com during the years ended August 31, 2012 and August 31, 2011:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	$0.020	$0.005
	Third Quarter	$0.020	$0.005
	Second Quarter	$0.47	$0.028
	First Quarter	$0.34	$0.17
2011	Fourth Quarter	$0.265	$0.20
	Third Quarter	$0.30	$0.20
	Second Quarter	$1.18	$0.18
	First Quarter	$1.19	$0.35

(1)	The Common Stock of the Company became eligible for trading on the over-the-counter Bulletin Board on December 6, 2010.

(2)	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

The Company has not declared or paid any dividends on its Common Stock and presently does not expect to declare or pay any such dividends in the foreseeable future.  The Company has not yet formulated a future dividend policy in the event restrictions on its ability to pay dividends are created.

Warrants or Options.

Please refer to Note 6 under the caption “Stockholders’ Equity and Warrants” for detailed information regarding outstanding warrants.

We have not granted any stock options to the executive officers or directors of the Company since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Please refer to Note 5 under the caption “Stockholders’ Equity and Warrants” for detailed information regarding private placements.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

There were no purchases of equity securities by the Company or affiliates during the fiscal year ended August 31, 2012.

Item 6.  Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

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

Plan of Operation

During the twelve-month period ending August 31, 2012, our objective is to continue to explore the properties subject to our mining claims. We continue to run our operations with the use of contract operators, and as such do not anticipate a material change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our two directors, at a minimum to conserve capital. Our staffing in no way hinders our operations, as outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

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

Dome Rock

Please refer to Note 3 "Mineral Property" for information regarding the Dome Rock Property.

Results of Operations

The Company did not have any operating income from the inception (November 19, 2008) through August 31, 2012. For the period from inception, November 19, 2008, through the year ended August 31, 2012, the Company recognized an accumulated deficit of $711,706.

Comparison of fiscal year ended August 31, 2012, to the fiscal year ended August 31, 2011:

General and Administrative costs. General and administrative costs decreased from $223,326 in the fiscal year ended August 31, 2011, to $118,959 during the fiscal year ended August 31, 2012, a decrease of 47%, because of the reduced legal fees, accounting fees, and consulting services.

Consulting Fees. Consulting fees decreased from $52,000 in the fiscal years ended August 31, 2011, compared to $48,084 during the fiscal year ended August 31, 2012.

Advertising and Marketing. Advertising and marketing costs decreased from $19,505 in the fiscal years ended August 31, 2011, compared to $5,900 during the fiscal year ended August 31, 2012.

Exploration Cost. The Company incurred $77,649 in exploration costs during the fiscal year ended August 31, 2011, compared to $69,150 exploration costs during the fiscal year ended August 31, 2012

Net Loss. The Company incurred a net loss from operations of $392,884 during the fiscal year ended August 31, 2011, compared to a net loss of $222,331 during the fiscal year ended August 31, 2012. This represents a decrease in loss of $170,553, or 43%. The decrease in net loss was attributable primarily to the decreases in its general administrative expenses, and advertising and marketing costs.

Liquidity and Capital Resource

At August 31, 2012, the Company had $34,509 in cash capital and must rely upon the issuance of Common Stock and additional capital contributions from shareholders and others to fund the capital expenditure requirements regarding the Dome Rock Option Agreement and to fund its administrative expenses pending full implementation of the Company’s business model.

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

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal year ended August 31, 2012, the Company has had no changes in internal control over financial reporting.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ s assets that could have a material effect on the financial statements.

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

Our management evaluated (i) the effectiveness of our disclosure controls and procedures; and (ii) our internal controls over financial reporting as of August 31, 2012.  These evaluations were conducted by Michael Nott, the Company’s Chief Executive Officer and President.

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

Conclusion

Based upon Mr. Nott's evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of August 31, 2012. Based upon Mr. Nott's evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2012 and subject to the foregoing, Mr. Nott has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company's disclosure controls and procedures and the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

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

Name	Position Held with the Company	Age	Date First Appointed
Michael Nott	Chief Executive Officer, President, Secretary and Treasurer	39	December 13, 2011
Neil Pestell(1)	Chief Executive Officer, President, Secretary and Treasurer	43	December 13, 2011
Richard Kehmeier	Director	64	January 24, 2011
Dennis Lance(2)	Director	68	January 24, 2011

____________________

(1) On December 13, 2011, Mr. Pestell resigned from all positions in the Company.

(2) On October 25, 2012, Mr. Lance resigned from the Company as Director.

Business Background

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Michael Nott is an accomplished geologist with more than a decade of experience in both the hard rock mining and petroleum industries. His areas of geographical expertise cover both Australia and North America, including Alberta, Saskatchewan and Colorado. Mr. Nott's areas of specialty include advanced geological mapping and interpretation, and geophysical interpretation. He has worked as a geologist for leading companies such as Santos Ltd., Encana, and also the Alberta Research Council. Mr. Nott graduated from the University of New Brunswick with a Bachelor of Science degree in geology (1999) and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.

Neil J. Pestell, Mr. Pestell has been the Chairman of the Board, President, Chief Financial Officer, Secretary, and Treasurer of the Company since August 10, 2010. From 2008 to 2010, he was the Chief Executive Officer and President of CPF (Thermal Solutions) L.T.D. that served as a consultant to various capital development projects in the United Kingdom, including sites in preparation for the 2012 summer Olympic games. Mr. Pestell was previously employed as a thermal insulation and systems engineer by NIC Construction in the United Kingdom, including the position of Development Manager. On December 13, 2011, Mr. Pestell resigned from all positions in the Company.

Richard Kehmeier is a Certified Professional Geologist with nearly forty years of international experience in all phases of resource development for the mining industry. Mr. Kehmeier has been the Senior Geologist for Vector Engineering Inc. in Golden, Colorado. During his career he has held such positions as Vice President of Exploration at Gold Reserve Corp and Atlas Corporation and has worked for companies such as Union Carbide, and Anaconda. Mr. Kehmeier graduated from the Colorado School of Mines with a Bachelor of Science in Geological Engineering and a Master of Science in Geology. Mr. Kehmeier is an exploration consultant to the Company and is paid $500 per month for such services.

Dennis Lance is an exploration geologist with more than 40 years of domestic and international experience in base and precious metals exploration. Mr. Lance has an extensive background both in field and management positions, and has worked for such companies as Phelps Dodge Corporation, Houston Oil and Minerals and USMX Inc. Mr. Lance has acted as an independent geological consultant to mining exploration companies, including Thunder Mountain Gold, Inc., from 2006 to present and Freegold Ventures Ltd., from 2006 to 2008 where his responsibilities were surveying, geochemistry, geological mapping and generative exploration work in preparation for 43-101 resource estimates. Mr. Lance earned a B.A. in Earth Science from California State University, and attended Graduate School at the Mackay School of Mines (University of Nevada). Mr. Lance became a Director of the Company on January 24, 2011, and is paid $500 per month for such services. On October 25, 2012, Mr. Lance resigned from the Company as Director.

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

Item 11.  Executive Compensation.

All executive officers, for services in all capacities to the Company, received the following compensation during the fiscal years ended August 31, 2012 and 2011.

		Annual compensation			Long-Term Compensation Awards		Payouts
Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Other Annual Compensation	Restricted Stock Awards(2)	Securities Underlying Options/ SARs	LTIP Payouts	All Other Compensation
Michael Nott,	2012	$0	$0	$17,000	$0	$0	$0	$0
Chief Executive Officer, President, Secretary and Treasurer	2011	$0	$0	$0	$0	$0	$0	$0

Neil J. Pestell,	2012	$0	$0	$16,084	$0	$0	$0	$0
Chief Executive Officer, President, Secretary and Treasurer(3)	2011	$0	$0	$44,000	$0	$0	$0	$0

All executive officers as a group		$0	$0	$77,084	$0	$0	$0	$0

(1)	Personal benefits received by the Company’s executive officers are valued below the levels which would otherwise require disclosure under the rules of the U.S. Securities and Exchange Commission.

(2)	The Company does not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits.

(3)	Mr. Pestell resigned from all positions on December 13, 2011.

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

Board Compensation

Directors of the Company have received $48,084 and $52,000 of compensation in their capacity as directors during the fiscal years ended August 31, 2012 and 2011, respectively.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information on the ownership of the outstanding securities of the Company by officers and directors as well as those who own beneficially more than five percent of our outstanding Common Stock as of August 31, 2012.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael Nott, CEO, President, Secretary, Treasurer, Director	—	0%

Neil J. Pestell, (2) , CEO, President Secretary, Treasurer, Director	50,000,000 shares of Common Stock	54%

Richard Kehmeier, Director	—	0%

Dennis L. Lance (3) Director	—	0%

__________________

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

(2) On December 13, 2011 Mr. Pestell resigned from all positions in the Company.

(3) On October 25, 2012, Mr. Lance resigned from the Company as Director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on September 1, 2012 or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by our principal accounting firm for fees billed for fiscal years ended August 31, 2012 and 2011, are as follows:

Name	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees

Seale and Beers, CPAs for fiscal year ended August 31, 2012	$8,000	$0	$0	$0

Seale and Beers, CPAs for fiscal year ended August 31, 2011	$11,250	$0	$0	$0

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

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

GUNPOWDER GOLD CORP.

(Formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

CONDENSED FINANCIAL STATEMENTS

August 31, 2012

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

Balance Sheet

ASSETS	August 31, 2012	August 31, 2011

Current assets:
Cash and cash equivalents	$34,509	$57,396
Prepaid expense	14,000	5,436
Deposit	–	542
Total current assets	$48,509	$63,374

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$284	$18,416
Accounts payable to related-party	7,500	3,000
Note payable to related-party	–	76,860
Note payable	50,000	–
Total current liabilities	57,784	98,276

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock; $.001 par value, 300,000,000 shares authorized;92,641,961 and 90,000,000 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	92,642	90,502
Additional paid-in-capital	609,789	363,971
Deficit accumulated during exploration stage	(711,706)	(489,375)
Total stockholders' equity	(9,275)	(34,902)

Total liabilities and stockholders' equity	$48,509	$63,374

The accompanying notes are an integral part of the financial statements.

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

Statements of Operations

			November 19, 2008
			(Inception)
	For year ended	For year ended	through
	August 31, 2012	August 31, 2011	August 31, 2012

Revenues	$–	$–	$–

Operating expenses
General and administrative	118,959	223,326	442,276
Consulting fee - related-party	48,084	52,000	100,084
Advertising and marketing	5,900	19,505	25,405
Impairment loss on mineral claim	–	20,000	20,000
Exploration cost	69,150	77,649	146,799
	242,093	392,480	734,564

Loss from operations	(242,093)	(392,480)	(734,564)

Other income (expense)
Other income	20,087	–	23,587
Interest expense	(100)	–	(100)
(Loss) from foreign exchange	(225)	(404)	(629)
Loss before income taxes	(222,331)	(392,884)	(711,706)

Income tax expense	–	–	–
Net loss	$(222,331)	$(392,884)	$(711,706)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	91,869,705	90,308,612

The accompanying notes are an integral part of the financial statements.

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

Statements of Stockholders' Equity

	Preferred stock		Common Stock		Additional paid-in	Accumulated Deficit during Development	Total Shareholders'
	Shares	Amount	Shares	Amount	capital	Stage	(deficit)
Balance November 19, 2008 (date of inception)	–	$–	–	$–	$–	$–	$–

Common shares issued for cash on November 25, 2008 at $0.0001 per share	–	–	75,000,000	75,000	(67,500)	–	7,500

Common shares issued for service on November 25, 2008 at $0.0001 per share	–	–	25,000,000	25,000	(22,500)	–	2,500

Common shares issued relating to private placement, at $0.001 per share, net of $1,527 of offering costs	–	–	40,000,000	40,000	(1,527)	–	38,473

Net (loss) from Inception through August 31, 2009	–	–	–	–	–	(25,581)	(25,581)

Balance August 31, 2009	–	$–	140,000,000	$140,000	$(91,527)	$(25,581)	$22,892

Capital contribution, March 1 and May 6, 2010					6,000		6,000

Common shares cancelled, August 31, 2010	–	–	(50,000,000)	(50,000)	50,000	–	–

Net (loss) for the year ended August 31, 2010	–	–	–	–	–	(70,910)	(70,910)

Balance August 31, 2010	–	$–	90,000,000	$90,000	$(35,527)	$(96,491)	$(42,018)

Common shares issued relating to private placement, February 24, 2011 at $0.75 per share,	–	–	266,667	267	199,733	–	200,000

Common shares issued relating to private placement, April 8, 2011 at $0.85 per share,	–	–	235,294	235	199,765	–	200,000

Net (loss) for the year ended August 31, 2011	–	–	–	–	–	(392,884)	(392,884)

Balance August 31, 2011	–	$–	90,501,961	$90,502	$363,971	$(489,375)	$(34,902)

Common shares issued relating to private placement, September 12, 2011 at $0.15 per share,	–	–	473,333	473	70,527	–	71,000

Common shares issued relating to private placement, February 12, 2012 at $0.06 per share,	–	–	1,666,667	1,667	98,333	–	100,000

Contributed capital					100		100

Forgiveness of debt					76,858		76,858

Net (loss) for the year ended August 31, 2012	–	–	–	–	–	(222,331)	(222,331)

Balance August 31, 2012	–	$–	92,641,961	$92,642	$609,789	$(711,706)	$(9,275)

All numbers have been retroactively stated per the 10:1 forward split effected in Nov 2010.

The accompanying notes are an integral part of the financial statements.

GUNPOWDER GOLD CORP.

(formerly: Spartan Business Services Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

	For year ended August 31, 2012	For year ended August 31, 2011	November 19, 2008 (Inception) through August 31, 2012

Operating activities:
Net loss	$(222,331)	$(392,884)	$(711,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	–	–	10,000
Stock issued for services	–	–	2,500
Impairment loss on mineral claim		20,000	20,000
Expenses paid by shareholder/officer	–	36,160	76,860
Changes in operating assets and liabilities:
(Increase) in prepaid expense	(8,564)	(5,436)	(24,000)
Decrease (increase) in deposit	542	(542)	–
Increase in accounts payable to related-party	4,500	3,000	7,500
Increase in accrued interest	100	–	100
Increase (decrease) in accounts payable	(18,232)	16,938	184
Net cash (used in) operating activities	(243,985)	(322,764)	(618,562)

Cash flows from investing activities:
Purchase of mineral claims	–	(20,000)	(20,000)
Net cash (used in) investing activities	–	(20,000)	(20,000)

Financing activities:
Capital contribution	100	–	6,100
Payment for release of debt from shareholder	(2)	– (2)
Proceeds from issuance of note payable	50,000	–	50,000
Proceeds from issuance of common stock	171,000	400,000	616,973
Net cash provided by financing activities	221,098	400,000	673,071

Net change in cash	(22,887)	57,236	34,509
Cash, beginning of period	57,396	160	–
Cash, ending of period	$34,509	$57,396	$34,509

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$–	$–	$–
Income taxes	$–	$–	$–
Non-cash activities:
Issuance of common stock for services	$–	$–	$2,500
(Loss) from foreign exchange	$225	$404	$629
Debt forgiveness	$76,858	$–	$76,858

The accompanying notes are an integral part of the financial statements.

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

On December 13, 2011 Mr. Neil Pestell resigned as President, Treasurer, Secretary and Director of the Company.

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

Advertising costs

Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of August 31, 2012 and 2011, there were $5,900 and $19,505 advertising costs incurred respectively

Environmental expenditures

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

Basic and diluted loss per share

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

Comprehensive income

The Company accounts for comprehensive income (loss) in accordance with ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the years ended August 31, 2012 and 2011.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of August 31, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss carryforwards	$711,706	$489,375
Income tax rate	34%	34%
	241,980	166,387
Less valuation allowance	(241,980)	(166,387)
	$–	$–

Through August 31, 2012, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. At August 31, 2012, the Company had $711,706 of federal and state net operating losses carryforwards. The net operating loss carryforwards, if not utilized will begin to expire in 2028.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended August 31, 2012 and 2011 is as follows:

	2012		2011
U.S. federal statutory income tax rate	34.0%		34.0%
State tax - net of federal benefit	0.0%		0.0%
	34.0%		34.0%
Increase in valuation allowance	(34.0%	)	(34.0%	)
Effective tax rate	0.0%		0.0%

Newly issued pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Note 2.  Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $711,706 through August 31, 2012. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management has plans to seek additional capital through private placements of its common stock. Although there are no assurances that managements plans will be realized, they believe the company will be able to continue its operations in the future.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3.  Mineral Property

The Company entered into a mineral property purchase option agreement dated January 21, 2011 and amended on March 9th, 2011. This agreement was replaced by a new agreement dated January 17, 2012, pursuant to this new agreement the Company has a sole and exclusive right and option to acquire a 100% undivided right, title and interest in 34 mineral claims, located in the La Paz County, Arizona, known as the Dome Rock Property. The effect of the transaction was to preserve the Company’s rights under the old agreement and cash payments required under the old option agreement are still required under the new option agreement, but their due dates were all extended by approximately one year. In addition certain mineral claims were adjusted to reflect additional features not present in the original staking. The Company cannot apply prior payments to the new option agreement. The Option shall be in good standing and exercisable by the Optionee by:

i.	Paying the following amounts on or before the dates specified in the following schedule to the Optionor:

1.	Paying $40,000 on or before January 17, 2013, the first anniversary of the Agreement ($20,000 paid to date);
2.	Paying $40,000 on or before January 17, 2014, the second anniversary of the Agreement;
3.	Paying $40,000 on or before January 17, 2015, the third anniversary of the Agreement;
4.	Paying $50,000 on or before January 17, 2016, the fourth anniversary of the Agreement;
5.	Paying $60,000 on or before January 17, 2017, the fifth anniversary of the Agreement;
6.	Paying $60,000 on or before January 17, 2018, the sixth anniversary of the Agreement;
7.	Paying $60,000 on or before January 17, 2019, the seventh anniversary of the Agreement;

ii.	Paying all amounts to keep the property in good standing which includes all annual maintenance fees, exploration and other permits, property taxes, levies, insurance, and other assessments.

The Optionee shall incur the following annual work requirements as defined below and agreed to by the parties for the benefit of the Dome Rock Property:

1.	Exploration expenditures on the property of $750,000 on or before the first anniversary of the execution of the Agreement; ($146,798 incurred to date)
2.	Exploration expenditures on the property of $750,000 on or before the second anniversary of the execution of the Agreement;
3.	Exploration expenditures on the property of $500,000 on or before the third anniversary of the execution of the Agreement;

In the event that the Optionee spends, in any period, more than the specified sum, the excess shall be carried forward and applied to the exploration expenditures to be incurred in the succeeding period for no more than three consecutive years. In the event the exploration expenditures are not completed during the required time frame, any deficits will be paid in cash to the Optioner immediately after the end of the anniversary in which it occurs.

The Company has incurred $146,798 in exploration expenditures and $20,000 in option payments since entering into the collective option agreements in January, 2011.

Note 4.  Related party transactions

During the year ended August 31, 2012 and 2011, a former director/shareholder paid $-0- and $36,160, respectively, of expenses on behalf of the Company from his personal account. These amounts are reflected as unsecured and non-interest bearing advances with no maturity date. On December 13, 2011, the former director /shareholder, agreed to forgive all debts owing to him by the Company for a nominal consideration of $2. The total amount of debt forgiven was $76,858 and was recorded as contributed capital.

During the year ended August 31, 2012 and 2011, the Company recorded consulting expenses payable to shareholders/officers of the Company in the amount of $48,084 and $52,000, respectively.

On August 31, 2012, the company had $7,500 of accounts payable due to two directors of the company.

Note 5.  Other income

During the year ended August 31, 2012, Solnik & Solnik forgave $14,415 of outstanding legal fees. The Company also wrote-off $5,672 in accrued professional fees payable to Post Capital, as the services for which the expenses were incurred were not performed. Management believes the likelihood is remote that these fees will ever be paid.

Note 6.  Note payable

On July 16, 2012, the Company entered into $50,000 loan agreement with a third party. The loan is unsecured, payable on demand, with prime plus 1% interest rate. As of August 31, 2012, $100 of accrued interest has been recorded.

Note 7.  Stockholders’ equity and warrants

The Company's articles of incorporation provide for the authorization of five million (5,000,000) shares of preferred stock with par values of $0.001 and three hundred million (300,000,000) shares of common stock with par value of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations. As of August 31, 2012 the Company had 92,641,961 million shares of common stock issued and outstanding. The Company has not issued any shares of preferred stock.

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

The Company closed a private placement in February 2011, for the sale of 266,667 Units at $0.75 per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $0.90 per share during a term of two years, expiring on March 1, 2013. No warrants have been exercised as of August 31, 2012. The subscription raised $200,000 in proceeds from one investor.

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

On April 8, 2011, the Company closed the private placement of 235,294 Units at .85 per unit per Unit, for aggregate gross proceeds of $200,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $1.00 per share during a term expiring on April 15, 2013. No warrants have been exercised as of August 31, 2012. The subscription raised $200,000 in proceeds from one investor.

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

On September 12, 2011, the Company closed the private placement of 473,333 Units at .15 per unit per Unit, for aggregate gross proceeds of $71,000. A “Unit” consisted of the following: (1) one share of common stock; (2) one class A warrant, entitling the holder to purchase one share of common stock of the Company at an exercise price of $.25 per share during a term expiring on September 12, 2013. No warrants have been exercised as of August 31, 2012. The subscription raised $71,000 in proceeds from one investor.

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

The following is a summary of the status of all of the Company’s stock warrants as of August 31, 2012.

	Number Of Warrants	Weighted-Average Exercise Price

Outstanding at September 1, 2011	501,961	$0.00
Granted	473,333	$0.61
Exercised	–	$0.00
Cancelled	–	$0.00
Outstanding at August 31, 2012	975,294	$0.61
Warrants exercisable at August 31, 2012	975,294	$0.61

The following tables summarize information about stock warrants outstanding and exercisable at August 31, 2012:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Number of Warrants Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
975,294	0.72	$0.61
975,294	0.72	$0.61

Note 8.  Subsequent events

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

Reference is made to the statements of operations of the financial statements of the Company for the fiscal year ended August 31, 2012, included in this Form 10-K annual report of the Company.

31.1	Certification of Michael Nott

32.1	Certification of Michael Nott

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gunpowder Gold Corporation

Date: November 28, 2012	By:	/s/ Michael Nott
Michael Nott
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael Nott	November 28, 2012
Michael Nott, Chief Executive Officer, President and Director

/s/ Richard J. Kehmeier	November 28, 2012
Richard J. Kehmeier, Director